Form 10-Q
period 2021-03-31
Sustainable Development Acquisition I Corp.
filed 2021-05-25
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 001-40002

Sustainable Development Acquisition I Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4353398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113 S. La Brea Avenue., 3rd Floor Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

(323) 329-8221
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	SDACU	The Nasdaq Capital Market
Shares of Class A common stock included as part of the units	SDAC	The Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SDACW	The Nasdaq Capital Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 14, 2021, there were 31,625,000 Class A common stock, $0.0001 par value and 7,906,250 Class B common stock, $0.0001 par value, issued and outstanding.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$1,418,698	$—
Prepaid Expenses	1,117,045	—
Total current assets	2,535,743	—

Deferred offering costs	—	282,038
Cash and securities held in Trust Account	316,251,560	—
Total Assets	$318,787,303	$282,038

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$77,066	$244,000
Promissory note - related party	—	15,450
Total current liabilities	77,066	259,450
Deferred underwriting fee	10,631,250	—
Warrant liability	17,559,350	—
Total liabilities	28,267,666	259,450

Commitments and Contingencies

Common stock subject to possible redemption, 28,121,412 and no stock at redemption value at March 31, 2021 and December 31, 2020, respectively	281,214,123	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 stock authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,503,588 and 0 shares issued and outstanding (excluding 28,121,412 and 0 stock subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	350	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively(1)	791	791
Additional paid-in capital	—	24,209
Retained earnings (accumulated deficit)	9,304,373	(2,412)
Total stockholders’ equity	9,305,514	22,588
Total Liabilities and Stockholders’ Equity	$318,787,303	$282,038

(1)
Stock count at December 31, 2020 included up to 1,031,250 founder stock subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Operating costs	$186,143
Loss from Operations	(186,143)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,560
Offering costs allocated to warrants	(1,027,907)
Excess of fair value over cash received for private placement warrants	(1,939,600)
Change in fair value of warrant liability	12,458,875
Total other income (expense)	9,492,928

Net income	$9,306,785
Basic and diluted weighted average shares outstanding (1)	9,887,523
Basic and diluted net income per share	$0.94

(1)	Excludes an aggregate of 28,121,412 shares subject to possible redemption.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A Common stock		Class B Common stock		Additional Paid-in	Retained	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	—	$—	7,906,250	$791	$24,209	$(2,412)	$22,588
Sale of 31,625,000 Units, net of underwriting discount, offering expenses and fair value of public warrants	31,625,000	3,163	—	—	281,187,101	—	281,190,264
Net income (loss)	—	—	—	—	—	9,306,785	9,306,785
Common stock subject to possible redemption	(28,121,412)	(2,813)	—	—	(281,211,310)	—	(281,214,123)
Balance as of March 31, 2021 (unaudited)	3,503,588	$350	7,906,250	$791	$—	$9,304,373	$9,305,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Cash flows from operating activities:
Net Income	$9,306,785
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,560)
Offering costs allocated to warrants	1,027,907
Excess of fair value over cash received for private placement warrants	1,939,600
Change in fair value of warrant liability	(12,458,875)
Changes in operating assets and liabilities:
Prepaid assets	(1,117,045)
Accrued expenses	77,067
Net cash used in operating activities	(1,226,121)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(316,250,000)
Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	310,175,000
Proceeds from sale of Private Warrants	9,325,000
Proceeds from issuance of promissory note to Sponsor	121,228
Payments on promissory issued to Sponsor	(136,678)
Payment of deferred offering costs	(589,731)
Net cash provided by financing activities	318,894,819
Net change in cash	1,418,698
Cash, beginning of period	—
Cash, end of the period	$1,418,698

Supplemental disclosure of cash flow information:
Initial classification of common stock subject to possible redemption	$273,244,055
Change in common stock subject to possible redemption	$7,970,068
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,631,250
Initial classification of warrant liability	$30,018,225

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Note 1 — Organization and Business Operations

Sustainable Development Acquisition I Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 4, 2021 (the “Effective Date”). On February 9, 2021, the Company consummated the IPO of 31,625,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold (the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 4,125,000 Units, at $10.00 per Unit, generating gross proceeds of $316,250,000, which is discussed in Note 4. Each Unit consists of one share of Class A common stock and one-half of a redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,325,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to Sustainable Development Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $9,325,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $17,334,019 consisting of $6,075,000 of underwriting discount, $10,631,250 of deferred underwriting discount, and $627,769 of other offering costs.

Following the closing of the IPO on February 9, 2021, $316,250,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the net proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company will have only 24 months from the February 9, 2021, the closing of the IPO, to complete an initial Business Combination (the “Combination Period”). However, if the Company doesn’t complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

The Company’s initial stockholders have agreed to (i) waive their redemption rights with respect to any founder shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares and any public shares held by them in favor of the Company’s initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $2.5 million.

The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 6). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in February 2021, the Company’s previously issued balance sheet as of February 9, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on February 9, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on February 9, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of February 9, 2021, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact to the balance sheet dated February 9, 2021, filed on Form 8-K on February 16, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $30.0 million increase to the warrant liabilities line item on February 9, 2021 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders’ equity at any reported balance sheet date.

	As of February 9, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$320,609,714	$—	$320,609,714
Liabilities and stockholders’ equity:
Total current liabilities	$1,716,178	$—	$1,716,178
Stock warrant liabilities	—	30,018,225	30,018,225
Total liabilities	12,347,428	30,018,225	42,365,653
Class A common stock, $0.0001 par value; stock subject to possible redemption	303,262,280	(30,018,225)	273,244,055
Stockholders’ equity
Preference stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	130	300	430
Class B common stock - $0.0001 par value	791	—	791
Additional paid-in-capital	5,009,271	2,966,822	7,976,093
Accumulated deficit	(10,186)	(2,967,122)	(2,977,308)
Total stockholders’ equity	5,000,006	—	5,000,006
Total liabilities and stockholders’ equity	$320,609,714	$—	$320,609,714

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 8, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be immaterial as of March 31, 2021 and December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 9, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2021.

Net Income Per Share

Net income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per stock. Shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata stock of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,137,500 shares of Class A common stock in the calculation of diluted loss per stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Income per Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

Three Months Ended March 31, 2021
Net income	$9,306,785
Less: Income attributable to common stock subject to possible redemption	(1,236)
Adjusted net income	$9,305,549

Weighted average stock outstanding, basic and diluted	9,887,523

Basic and diluted net income per share	$0.94

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 9 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On February 9, 2021, the Company sold 31,625,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,125,000 Units, at a purchase price of $10,00 per Unit. Each Unit consists of one common stock, and one-half of a warrant to purchase one common stock (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, February 9, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per shares (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the “fair market value” of the Class A common stock (as defined below in the immediately following paragraph) except as otherwise described below;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like); and
●
if the Reference Value is less than $18.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of the Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant. The “fair market value” as used in this paragraph shall mean the average last reported sale price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 9,325,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $9,325,000, in a private placement. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.  A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.  If the Company does not complete a Business Combination within the Combination Period, the Private Warrants will expire worthless.

The Private Warrants are identical to the Public Warrants sold in the IPO except that the Private Warrants, so long as they are held by the initial stockholders or its permitted transferees, (i) they will not be redeemable by the Company for cash, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, and (iii) they may be exercised by the holders on a cashless basis. If the Private Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 6 — Related Party Transactions

Founder Stock

On December 18, 2020, the Company’s initial stockholders purchased an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) for a capital contribution of $25,000. On February 4, 2021, the Company effected a stock dividend of one-tenth of a share of Class B common stock for each outstanding share of Class B common stock, resulting in 7,906,250 shares of Class B common stock being issued and outstanding, including an aggregate of up to 1,031,250 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option, on February 9, 2021, the 1,031,250 shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares (subject to certain limited exceptions) until the earlier to occur of (i) one year after the completion of the Company’s initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if (A) the last reported sales price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (B) the Company consummates a transaction after the initial Business Combination which results in its stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

On December 18, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of July 15, 2021 or the completion of the IPO. As of February 9, 2021, the Company has drawn down $136,678 under the promissory note. On February 11, 2021, the Company paid the $136,678 balance on the note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 4,125,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 9, 2021, the underwriter fully exercised its over-allotment option.

Upon consummation of the IPO on February 9, 2021, the underwriters were paid a cash underwriting fee of 2.0% of the gross proceeds of the IPO, or $6,075,000 in the aggregate.

The underwriters are entitled to a deferred underwriting fee of $0.35 per unit, or $10,631,250 in the aggregate, excluding 1,250,000 units purchased by an affiliate of the Sponsor upon which the underwriters are not entitled to a fee. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no preference stock issued or outstanding.

Class A Common stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each.  At March 31, 2021 and December 31, 2020, there were 3,503,588 and 0 stock issued and outstanding, excluding 28,121,412 and 0 stock subject to possible redemption, respectively.

Class B Common stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each.  At March 31, 2021 and December 31, 2020, there were 7,906,250 stock issued and outstanding.

The Company’s sponsor, directors and officers have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Company’s initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Proposed Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one for one basis.

Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$316,251,560	$316,251,560	$-	$-
Liabilities:
Public Warrants Liability	$10,910,625	$-	$10,910,625	$-
Private Placement Warrants Liability	6,648,725	-	-	6,648,725
	$17,559,350	$-	$10,910,625	$6,648,725

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, and as of March 31, 2021, using a Monte Carlo simulation model.  The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants as Level 3 at March 31, 2021,due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period..

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	30,018,225
Change in fair value of public and private warrants	(12,458,875)
Public warrants reclassified to Level 2	(10,910,625)
Fair Value at March 31, 2021	$6,648,725

The key inputs into the Monte Carlo simulation as of February 9, 2021 and March 31, 2021 were as follows:

Inputs	(Initial Measurement) February 29, 2021	March 31, 2021
Risk-free interest rate	0.64%	1.11%
Expected term remaining (years)	5.93	5.79
Expected volatility	24.1%	14.8%
Stock price	$9.37	$9.61

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Sustainable Development Acquisition I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 16, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor Sustainable Development Sponsor, LLC, a Delaware limited liability company.

The registration statement for our IPO was declared effective on February 4, 2021. On February 9, 2021, we consummated the IPO of 31,625,000 units (including 4,125,000 units issued to the Underwriters pursuant to the exercise in full of the over-allotment option granted to the Underwriters) (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $316.3 million, and incurring offering costs of approximately $17.3 million, inclusive of $10.6 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 9,325,000 warrants at a price of $1.00 per warrant (“Private Placement Warrants” and, together with the warrants included in the Units, the “Warrants”) to the Sponsor, generating gross proceeds of approximately $9.3 million.

Upon the closing of the IPO and the Private Placement on February 9, 2021, $316.3 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its IPO in February 2021.

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of February, 2021.  In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended March 31, 2021, we had a net income of approximately $9.3 million, which included a loss from operations of $0.2 million, offering cost expense allocated to warrants of $1.0 million, and fully offset by a gain from the change in fair value of warrant liabilities of $10.5 million.  Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by our Sponsor and advances from our Sponsor.

On February 9, 2021, we consummated our Initial Public Offering of 31,625,000 units (the “Units”), including 4,125,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $316,250,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,325,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our stockholders, generating gross proceeds of $9,325,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $316,250,000 was placed in the Trust Account, and we had approximately $3.2 million of cash held outside of the Trust Account and working capital of approximately $2.6 million. We incurred approximately $17.3 million in transaction costs, including $10.6 million of deferred underwriting fees that will be paid to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

For the three months ended March 31, 2021, net cash used in operating activities was $1.2 million, net cash used in investing activities was $316.3 million, and net cash provided by financing activities was $318.9 million.

At March 31, 2021, we had cash held in the Trust Account of $316,251,560. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $1,418,698 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per share, or $10,631,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on February 8, 2021.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Based upon that evaluation, our Certifying Officers concluded that, due to the existence of a material weakness found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Note 2 to the financial statements included herein, our disclosure controls and procedures were not effective as of February 9, 2020, the date of our previously issued balance sheet filed with the SEC on Form 8-K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of February 9, 2021 as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. Upon issuance, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement. As discussed below and elsewhere in this Quarterly Report, this material weakness resulted in a restatement of our financial statements.  Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Additionally, we must expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on February 8, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 9, 2021, we consummated our Initial Public Offering of 31,625,000 Units, including 4,125,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units. Each Unit consists of one share of Class A Common Stock, and one-half of one redeemable Public Warrants, each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $316,250,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,325,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our stockholders, generating gross proceeds of $9,325,000. Barclays Capital Inc. and BofA Securities, Inc. acted as book-running managers of the offering. All of the Units issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333- 252161), which was declared effective by the SEC on February 4, 2021, and a Registration Statement on Form S-1 MEF (File No. 333- 252754) filed pursuant to Rule 462(b) of the Securities Act..

Simultaneously with the consummation of the Initial Public Offering we consummated a private placement of 9,325,000 Private Placement Warrants to our sponsor at a price of $10.00 per share, generating total proceeds of $9,325,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $316,250,000 was placed in the Trust Account.

We paid a total of $6,325,000 in upfront underwriting discounts and commissions and $1,000,000 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $10,631,250 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

4.1	Warrant Agreement, dated February 4, 2021, between Continental Stock Transfer & Trust Company and the Company (1)

10.1	Warrant Purchase Agreement, dated February 4, between the Company and the Sponsor (1)

10.2	Investment Management Trust Agreement, dated February 4, 2021, between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Registration and Stockholder Rights Agreement, dated February 4, 2021, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (1)

10.4	Letter Agreement, dated February 4, 2021, among the Company, the Sponsor each member of the Sponsor, each of the Company’s executive officers and directors and certain consultants of the Company (1)

10.5	Form of Indemnification Agreement, dated February 4, 2021, between the Company and each of the officers and directors of the Company (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 (File No. 001-40002) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sustainable Development Acquisition I Corp.

Date: May 25, 2021		/s/ Nicole Neeman Brady
	Name:	Nicole Neeman Brady
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 25, 2021		/s/ Eric Techel
	Name:	Eric Techel
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)