Form 10-Q
period 2021-06-30
Sustainable Development Acquisition I Corp.
filed 2021-08-20
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of August   , 2021, there were 31,625,000 Class A common stock, $0.0001 par value and 7,906,250 Class B common stock, $0.0001 par value, issued and outstanding.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE  30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.	INTERIM FINANCIAL STATEMENTS

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED BALANCE SHEETS
	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$1,314,242	$-
Prepaid Expenses	900,376	-
Total current assets	2,214,618	-

Deferred offering costs	-	282,038
Cash and securities held in Trust Account	316,258,757	-
Total Assets	$318,473,375	$282,038

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$115,000	$244,000
Promissory note - related party	-	15,450
Total current liabilities	115,000	259,450
Deferred underwriting fee	10,631,250	-
Warrant liability	25,709,208	-
Total liabilities	36,455,458	259,450

Commitments and Contingencies

Common stock subject to possible redemption, 27,701,791 and no stock at redemption value at June 30, 2021 and December 31, 2020, respectively	277,017,913	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,923,209 and 0 shares issued and outstanding (excluding 27,701,791 and 0 stock subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	392	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively(1)	791	791
Additional paid-in capital	4,196,168	24,209
Retained earnings (accumulated deficit)	802,653	(2,412)
Total stockholders’ equity	5,000,004	22,588
Total Liabilities and Stockholders’ Equity	$318,473,375	$282,038

(1)
Stock count at December 31, 2020 included up to 1,031,250 founder shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Operating costs	$359,059	$545,202
Loss from Operations	(359,059)	(545,202)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	7,197	8,757
Offering costs allocated to warrants	-	(1,027,907)
Excess of fair value over cash received for private placement warrants	-	(1,939,600)
Change in fair value of warrant liability	(8,149,858)	4,309,017
Total other income (expense)	(8,142,661)	1,350,267

Net (loss) income	$(8,501,720)	$805,065
Weighted average shares outstanding, Class A common stock subject to possible redemption	28,116,801	27,837,821
Basic and diluted net income per share, Class A common stock subject to possible redemption	-	-
Weighted average shares outstanding, Non-redeemable common stock	11,414,449	10,655,204
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.74)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)
	Class A Common stock		Class B Common stock		Additional Paid-in	Retained	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	-	$-	7,906,250	$791	$24,209	$(2,412)	$22,588
Sale of 31,625,000 Units, net of underwriting discount, offering expenses and fair value of public warrants	31,625,000	3,163	-	-	281,187,101	-	281,190,264
Net income	-	-	-	-	-	9,306,785	9,306,785
Common stock subject to possible redemption	(28,121,412)	(2,813)	-	-	(281,211,310)	-	(281,214,123)
Balance as of March 31, 2021 (unaudited)	3,503,588	$350	7,906,250	$791	$-	$9,304,373	$9,305,514

Balance as of March 31, 2021 (unaudited)	3,503,588	$350	7,906,250	$791	$-	$9,304,373	$9,305,514
Net loss	-	-	-	-	-	(8,501,720)	(8,501,720)
Change in common stock subject to possible redemption	419,621	42	-	-	4,196,168	-	4,196,210
Balance as of June 30, 2021 (unaudited)	3,923,209	$392	7,906,250	$791	$4,196,168	$802,653	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

For the six months ended June 30, 2021
Cash flows from operating activities:
Net Income	$805,065
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,757)
Offering costs allocated to warrants	1,027,907
Excess of fair value over cash received for private placement warrants	1,939,600
Change in fair value of warrant liability	(4,309,017)
Changes in operating assets and liabilities:
Prepaid assets	(900,376)
Accrued expenses	115,000
Net cash used in operating activities	(1,330,578)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(316,250,000)
Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	310,175,000
Proceeds from sale of Private Warrants	9,325,000
Proceeds from issuance of promissory note to Sponsor	121,228
Payments on promissory issued to Sponsor	(136,678)
Payment of deferred offering costs	(589,730)
Net cash provided by financing activities	318,894,820

Net change in cash	1,314,242
Cash, beginning of period	-
Cash, end of the period	$1,314,242

Supplemental disclosure of cash flow information:
Initial classification of common stock subject to possible redemption	273,244,055
Change in common stock subject to possible redemption	3,773,858
Deferred underwriters’ discount payable charged to additional paid-in capital	10,631,250
Initial classification of warrant liability	30,018,225

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Note 1 - Organization and Business Operations

Sustainable Development Acquisition I Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital of approximately $2.1 million.

The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 6). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Note 2 - Restatement of Previously Issued Financial Statements

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

	As of February 9, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$320,609,714	$-	$320,609,714
Liabilities and stockholders’ equity:
Total current liabilities	$1,716,178	$-	$1,716,178
Stock warrant liabilities	-	30,018,225	30,018,225
Total liabilities	12,347,428	30,018,225	42,365,653
Class A common stock, $0.0001 par value; stock subject to possible redemption	303,262,280	(30,018,225)	273,244,055
Stockholders’ equity
Preference stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	130	300	430
Class B common stock - $0.0001 par value	791	-	791
Additional paid-in-capital	5,009,271	2,966,822	7,976,093
Accumulated deficit	(10,186)	(2,967,122)	(2,977,308)
Total stockholders’ equity	5,000,006	-	5,000,006
Total liabilities and stockholders’ equity	$320,609,714	$-	$320,609,714

Note 3 - Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 8, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering .  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be immaterial as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 9, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2021.

Net Income Per Share

Net income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per stock. Shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata stock of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,137,500 shares of Class A common stock in the calculation of diluted loss per stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Income per Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on cash and marketable securities held in Trust Account	$7,197	$8,757
Less: Income available to the Company to pay taxes	(7,197)	(8,757)
Net income allocable to shares subject to possible redemption	$-	$-
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	28,116,801	27,837,821
Basic and diluted net income per share	$-	$-
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Income minus Net Earnings
Net (loss) income	$(8,501,720)	$805,065
Less: Income attributable to common stock subject to possible redemption	-	-
Adjusted net income	$(8,501,720)	$805,065
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	11,414,449	10,655,204
Basic and diluted net (loss) income per common share	$(0.74)	$0.08

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

Level 1 -
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 - Initial Public Offering

Public Units

On February 9, 2021, the Company sold 31,625,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,125,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock, and one-half of a warrant to purchase one common stock (the “Public Warrants”).

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

Promissory Note - Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Note 7 - Commitments and Contingencies

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

Note 8 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no preference stock issued or outstanding.

Class A Common stock - The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 3,923,209 and 0 shares issued and outstanding, excluding 27,701,791 and 0 shares subject to possible redemption, respectively.

Class B Common stock - The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 7,906,250 shares issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$316,258,757	$316,258,757	$-	$-
Liabilities:
Public Warrants Liability	$15,021,875	$15,021,875	$-	$-
Private Placement Warrants Liability	10,687,333	-	-	10,687,333
	$25,709,208	$15,021,875	$-	$10,687,333

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of June 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2021, due to the use of unobservable inputs. For the period ending June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	30,018,225
Change in fair value of public and private warrants	(12,458,875)
Public Warrants reclassified to Level 1	(10,910,625)
Fair Value of private warrants at March 31, 2021	6,648,725
Change in fair value of private warrants	4,038,608
Fair Value of private warrants at June 30, 2021	$10,687,333

The key inputs into the Monte Carlo simulation as of February 9, 2021 and June 30, 2021 were as follows:

Inputs	(Initial Measurement) February 29, 2021	June 30, 2021
Risk-free interest rate	0.64%	0.98%
Expected term remaining (years)	5.93	5.63
Expected volatility	24.1%	18.9%
Stock price	$9.37	$9.70

Note 10 - Subsequent Events

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

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of February, 2021. In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended June 30, 2021, we had a net loss of approximately $8.5 million, which included a loss from operations of $0.36 million, and a loss from the change in fair value of warrant liabilities of $8.15 million.

For the six months ended June 30, 2021, we had a net income of approximately $0.8 million, which included a loss from operations of $.55 million, offering cost expense allocated to warrants of $1.03 million, expense for excess in fair value over cash received for private placement warrants of $1.94 million and fully offset by a gain from the change in fair value of warrant liabilities of $4.31 million.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

For the six months ended June 30, 2021, net cash used in operating activities was $1.3 million, net cash used in investing activities was $316.3 million, and net cash provided by financing activities was $318.9 million.

At June 30, 2021, we had cash held in the Trust Account of $316,258,757. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $1,314,242 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sustainable Development Acquisition I Corp.

Date: August 20, 2021		/s/ Nicole Neeman Brady
	Name:	Nicole Neeman Brady
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 20, 2021		/s/ Eric Techel
	Name:	Eric Techel
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)