Form 10-Q
period 2021-09-30
Sustainable Development Acquisition I Corp.
filed 2021-11-30
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021
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

As of November 22, 2021, there were 31,625,000 Class A common stock, $0.0001 par value and 7,906,250 Class B, $0.0001 par value, issued and outstanding.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER  30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.	INTERIM FINANCIAL STATEMENTS

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED BALANCE SHEETS
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash	$1,289,264	$-
Prepaid Expenses	584,420	-
Total current assets	1,873,684	-

Prepaid expenses – non-current portion	197,459	-
Deferred offering costs	-	282,038
Cash and securities held in Trust Account	316,265,256	-
Total Assets	$318,336,399	$282,038

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$173,450	$244,000
Promissory note - related party	-	15,450
Total current liabilities	173,450	259,450
Deferred underwriting fee	10,631,250	-
Warrant liability	17,545,452	-
Total liabilities	28,350,152	259,450

Commitments and Contingencies

Common stock subject to possible redemption, 31,625,000 and no stock at redemption value at September 30, 2021 and December 31, 2020, respectively	316,250,000	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 31,625,000 and 0 stock subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively(1)	791	791
Additional paid-in capital	-	24,209
Accumulated deficit	(26,264,544)	(2,412)
Total stockholders’ (deficit) equity	(26,263,753)	22,588
Total Liabilities and Stockholders’ (Deficit) Equity	$318,336,399	$282,038

(1)
Shares outstanding at December 31, 2020 included up to 1,031,250 founder shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

Operating costs	$201,925	$747,127
Loss from Operations	(201,925)	(747,127)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	6,499	15,256
Offering costs allocated to warrants	-	(1,027,907)
Excess of fair value over cash received for private placement warrants	-	(1,939,600)
Change in fair value of warrant liability	8,163,756	12,472,773
Total other income	8,170,255	9,520,522

Net income	$7,968,330	$8,773,395
Weighted average shares outstanding, Class A common stock subject to possible redemption	31,625,000	26,991,300
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.20	$0.25
Weighted average shares outstanding, Class B common stock	7,906,250	7,755,151
Basic and diluted net income per share, Class B common stock	$0.20	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)
	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	-	$-	7,906,250	$791	$24,209	$(2,412)	$22,588
Net income	-	-	-	-	-	9,306,785	9,306,785
Accretion of common stock subject to possible redemption (Restated)	-	-	-	-	(24,209)	(35,035,527)	(35,059,736)
Balance as of March 31, 2021 (unaudited) (Restated)	-	$-	7,906,250	$791	$-	$(35,731,154)	$(25,730,363)
Net loss	-	-	-	-	-	(8,501,720)	(8,501,720)
Balance as of June 30, 2021 (unaudited) (Restated)	-	$-	7,906,250	$791	$-	$(34,232,874)	$(34,232,083)
Net income	-	-	-	-	-	7,968,330	7,968,330
Balance as of September 30,2021 (unaudited)	-	$-	7,906,250	$791	$-	$(26,264,544)	$(26,263,753)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

For the nine months ended September 30, 2021
Cash flows from operating activities:
Net Income	$8,773,395
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(15,256)
Offering costs allocated to warrants	1,027,907
Excess of fair value over cash received for private placement warrants	1,939,600
Change in fair value of warrant liability	(12,472,773)
Changes in operating assets and liabilities:
Prepaid assets	(781,879)
Accrued expenses	173,450
Net cash used in operating activities	(1,355,556)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(316,250,000)
Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	310,175,000
Proceeds from sale of Private Warrants	9,325,000
Proceeds from issuance of promissory note to Sponsor	121,228
Payments on promissory issued to Sponsor	(136,678)
Payment of deferred offering costs	(589,730)
Net cash provided by financing activities	318,894,820

Net change in cash	1,289,264
Cash, beginning of period	-
Cash, end of the period	$1,289,264

Supplemental disclosure of cash flow information:
Accretion of Class A stock subject to redemption	35,059,736
Deferred underwriters’ discount payable charged to additional paid-in capital	10,631,250
Initial classification of warrant liability	30,018,225

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $1.9 million.

The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 6). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

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

Note 2 - Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of the  Public Shares. Upon re-evaluation, management determined that the Public Shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the Public Shares, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the Balance Sheets as of February 9, 2021, March 31, 2021 and June 30, 2021, to the Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021, to the Statements of Operations for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021, and to the Statements of Cash Flows for the three months ended March 31, 2021 and for the six months ended June 30, 2021 is presented below:

	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet as of February 9, 2021 (as revised in footnote 2 of form 10Q filed on May 25, 2021)
Common stock subject to possible redemption at redemption value	$273,244,055	$43,005,945	$316,250,000

Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	430	(430)	-
Class B common stock - $0.0001 par value	791	-	791
Additional paid-in capital	7,976,093	(7,976,093)	-
(Accumulated Deficit)	(2,977,308)	(35,029,422)	(38,006,730)
Total stockholders’ equity (deficit)	$5,000,006	$(43,005,945)	$(38,005,939)

Shares subject to possible redemption	27,324,405	4,300,595	31,625,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 25, 2021)
Common stock subject to possible redemption at redemption value	$281,214,123	$35,035,877	$316,250,000

Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	350	(350)	-
Class B common stock - $0.0001 par value	791	-	791
Additional paid-in capital	-	-	-
Retained Earnings (Accumulated Deficit)	9,304,373	(35,035,527)	(25,731,154)
Total stockholders’ equity (deficit)	$9,305,514	$(35,035,877)	$(25,730,363)

Shares subject to possible redemption	28,121,412	3,503,588	31,625,000

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 20, 2021)
Common stock subject to possible redemption at redemption value	$277,017,913	$39,232,087	$316,250,000

Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	392	(392))	-
Class B common stock - $0.0001 par value	791	-	791
Additional paid-in-capital	4,196,168	(4,196,168))	-
Retained Earnings (Accumulated Deficit)	802,653	(35,035,527))	(34,232,874))
Total stockholders’ equity (deficit)	$5,000,004	$(39,232,087))	$(34,232,083))

Shares subject to possible redemption	27,701,791	3,923,209	31,625,000

Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 (per form 10-Q filed on May 25, 2021)
Sale of 31,625,000 Units, net of underwriting discount, offering expenses and the fair value of public warrants
Class A Common stock - Shares	31,625,000	(31,625,000)	-
Class A Common stock - Amount	$3,163	$(3,163)	$-
Additional Paid-in-Capital	$281,187,101	$(281,187,101)	$-
Total Stockholder’s Equity	$281,190,264	$(281,190,264)	$-
Class A common stock subject to possible redemption
Class A Common stock - Shares	(28,121,412)	28,121,412	-
Class A Common stock - Amount	$(2,813)	$2,813	$-
Additional Paid-in-Capital	$(281,211,310)	$281,211,310	$-
Total Stockholder’s Equity	$(281,214,123)	$281,214,123	$-
Accretion of Class A common stock subject to possible redemption
Additional Paid-in-Capital	$-	$(24,209)	$(24,209)
Retained Earnings	$-	$(35,035,527)	$(35,035,527)
Total Stockholder’s Equity	$-	$(35,059,736)	$(35,059,736)

Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 (per form 10-Q filed on August 20, 2021)
Period from January 1, 2021 to March 31, 2021
Sale of 31,625,000 Units, net of underwriting discount, offering expenses and the fair value of public warrants
Class A Common stock - Shares	31,625,000	(31,625,000)	-
Class A Common stock - Amount	$3,163	$(3,163)	$-
Additional Paid-in-Capital	$281,187,101	$(281,187,101)	$-
Total Stockholder’s Equity	$281,190,264	$(281,190,264)	$-
Class A common stock subject to possible redemption
Class A Common stock - Shares	(28,121,412)	28,121,412	-
Class A Common stock - Amount	$(2,813)	$2,813	$-
Additional Paid-in-Capital	$(281,211,310)	$281,211,310	$-
Total Stockholder’s Equity	$(281,214,123)	$281,214,123	$-
Accretion of Class A common stock subject to possible redemption
Additional Paid-in-Capital	$-	$(24,209)	$(24,209)
Retained Earnings	$-	$(35,035,527)	$(35,035,527)
Total Stockholder’s Equity	$-	$(35,059,736)	$(35,059,736)
Period from April 1, 2021 to June 30, 2021
Change in Class A common stock subject to possible redemption
Class A Common stock - Shares	419,621	(419,621)	-
Class A Common stock - Amount	$42	$(42)	$-
Additional Paid-in-Capital	$4,196,168	$(4,196,168)	$-
Total Stockholder’s Equity	$4,196,210	$(4,196,210)	$-

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 25, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	27,340,033	(9,770,589)	17,569,444
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$0.37	$0.37
Weighted average shares outstanding, non-redeemable common stock	9,887,523	(2,439,606)	7,447,917
Basic and diluted net income per share, non-redeemable common stock	$0.94	$(0.57)	$0.37

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 20, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	28,116,801	3,508,199	31,625,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$(0.22)	$(0.22)
Weighted average shares outstanding, non-redeemable common stock	11,414,449	(3,508,199)	7,906,250
Basic and diluted net income per share, non-redeemable common stock	$(0.74)	$0.52	$(0.22)

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 20, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	27,837,821	(3,201,771)	24,636,050
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$0.02	$0.02
Weighted average shares outstanding, non-redeemable common stock	10,655,204	(2,976,855)	7,678,349
Basic and diluted net income per share, non-redeemable common stock	$0.08	$(0.06)	$0.02

Statement of Cash Flows for the three months ended March 31, 2021 (per form 10-Q filed on May 25, 2021)
Initial classification of common stock subject to possible redemption	$273,244,055	$43,005,945	$316,250,000
Change in common stock subject to possible redemption	$7,970,068	$(7,970,068)	$-

Statement of Cash Flows for the six months ended June 30, 2021 (per form 10-Q filed on August 20, 2021)
Initial classification of common stock subject to possible redemption	$273,244,055	$43,005,945	$316,250,000
Change in common stock subject to possible redemption	$3,773,858	$(3,773,858)	$-

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 8, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities, and are presented at fair value based upon the quoted market price (see Note 9). During the three months and nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 31,625,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(18,753,625)
Class A common stock issuance costs	(16,306,111)
Plus:
Accretion of carrying value to redemption value	35,059,736
Class A common stock subject to possible redemption	$316,250,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be immaterial as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 9, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2021.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,137,500 shares of Class A common stock in the calculation of diluted loss per stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock

Reconciliation of Net Income per Share

The Company’s net income is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per common share is calculated as follows:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Class A Common Stock
Net income allocable to Class A common stock	$6,374,664	$6,815,238
Basic and diluted weighted average shares outstanding	31,625,000	26,991,300
Basic and diluted net income per share	$0.20	$0.25
Class B Common Stock
Net income allocable to Class B common stock	$1,593,666	$1,958,157
Basic and diluted weighted average shares outstanding	7,906,250	7,755,151
Basic and diluted net income per common share	$0.20	$0.25

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

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

Note 8 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no preference stock issued or outstanding.

Class A Common stock - The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 31,625,000 and 0 shares subject to possible redemption, respectively.

Class B Common stock - The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 7,906,250 shares issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$316,265,256	$316,265,256	$-	$-

Liabilities:
Public Warrants Liability	$10,754,081	$10,754,081	$-	$-
Private Placement Warrants Liability	6,791,371	-	-	6,791,371
	$17,545,452	$10,754,081	$-	$6,791,371

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of September 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2021, due to the use of unobservable inputs. For the period ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	30,018,225
Change in fair value of public and private warrants	(12,458,875)
Public Warrants reclassified to Level 1	(10,910,625)
Fair Value of private warrants at March 31, 2021	6,648,725
Change in fair value of private warrants	4,038,608
Fair Value of private warrants at June 30, 2021	$10,687,333
Change in fair value of private warrants	(3,895,962)
Fair Value of private warrants at September 30, 2021	$6,791,371

The key inputs into the Monte Carlo simulation as of February 9, 2021 and September 30, 2021 were as follows:

Inputs	(Initial Measurement) February 29, 2021	September 30, 2021
Risk-free interest rate	0.64%	1.11%
Expected term remaining (years)	5.93	5.75
Expected volatility	24.1%	12.8%
Stock price	$9.37	$9.76

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

For the three months ended September 30, 2021, we had a net income of approximately $8.0 million, which included a loss from operations of $0.2 million, and a gain from the change in fair value of warrant liabilities of $8.2 million.

For the nine months ended September 30, 2021, we had a net income of approximately $8.8 million, which included a gain from the change in fair value of warrant liabilities of $12.5 million, offset by a loss from operations of $0.7 million, offering cost expense allocated to warrants of $1.0 million, expense for excess in fair value over cash received for private placement warrants of $1.9 million.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $1.3 million, net cash used in investing activities was approximately $316.3 million, and net cash provided by financing activities was approximately $318.9 million.

At September 30, 2021, we had cash held in the Trust Account of $316,265,256. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $1,289,264 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

All of the 31,625,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

 Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,137,500 shares of Class A common stock in the calculation of diluted loss per stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock

Recent Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting related to accounting for complex financial instruments described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our February 9, 2021, March 31, 2021, and June 30, 2021 financial statements (the "restatements") regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our Chief Executive Officer and Chief Financial Officer believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on May 25, 2021 and August 20, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on February 16, 2021, and restated on the Form 10-Q filed with the SEC on May 25, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

On February 9, 2021, we consummated our Initial Public Offering of 31,625,000 Units, including 4,125,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed with the SEC.

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

Sustainable Development Acquisition I Corp.

Date: November 30, 2021		/s/ Nicole Neeman Brady
	Name:	Nicole Neeman Brady
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 30, 2021		/s/ Eric Techel
	Name:	Eric Techel
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)