Form 10-Q
period 2022-03-31
Sustainable Development Acquisition I Corp.
filed 2022-05-24
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40002

Sustainable Development Acquisition I Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4353398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5701 Truxtun Avenue, Suite 201 Bakersfield, California	93309
(Address of principal executive offices)	(Zip Code)

(323) 329-8221
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	SDACU	The Nasdaq Capital Market
Shares of Class A common stock included as part of the units	SDAC	The Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SDACW	The Nasdaq Capital Market

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

As of May 24, 2022, there were 31,625,000 Class A common stock, $0.0001 par value and 7,906,250 Class B, $0.0001 par value, issued and outstanding.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.	INTERIM FINANCIAL STATEMENTS

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021
	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Cash	$309,298	$1,013,843
Prepaid Expenses	563,182	577,500
Total current assets	872,480	1,591,343

Prepaid expenses – non-current portion	-	54,418
Marketable securities held in Trust Account	316,280,915	316,273,116
Total Assets	$317,153,395	$317,918,877

Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit
Accrued offering costs and expenses	$338,844	$780,704
Total Current Liabilities	338,844	780,704
Deferred underwriting fee	10,631,250	10,631,250
Warrant liability	7,563,284	14,878,193
Total liabilities	18,533,378	26,290,147

Commitments and Contingencies

Common stock subject to possible redemption, 0.0001 par value, 31,625,000 stocks at redemption value of $10.00 per share	316,250,000	316,250,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	-	-
Accumulated deficit	(17,630,774)	(24,622,061)
Total Stockholders’ Deficit	(17,629,983)	(24,621,270)
Total Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit	$317,153,395	$317,918,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Operating costs	$331,421	$186,143
Loss from Operations	(331,421)	(186,143)

Other income (expense):
Interest earned on marketable securities held in Trust Account	7,799	1,560
Offering costs allocated to warrants	-	(1,027,907)
Excess of fair value over cash received for private placement warrants	-	(1,939,600)
Change in fair value of warrant liability	7,314,909	12,458,875
Total other income	7,322,708	9,492,928

Net income	$6,991,287	$9,306,785
Weighted average shares outstanding, Class A common stock subject to possible redemption	31,625,000	17,569,444
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.18	$0.37
Weighted average shares outstanding, Class B common stock	7,906,250	7,447,917
Basic and diluted net income per share, Class B common stock	$0.18	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	7,906,250	$791	$-	$(24,622,061)	$(24,621,270)
Net income	-	-	-	-	-	6,991,287	6,991,287
Balance as of March 31, 2022	-	$-	7,906,250	$791	$-	$(17,630,774)	$(17,629,983)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	7,906,250	$719	$24,209	$(2,412)	$22,588
Net income	-	-	-	-	-	9,306,785	9,306,785
Remeasurement of common stock subject to possible redemption	-	-	-	-	(24,209)	(35,035,527)	(35,059,736)
Balance as of March 31, 2021	-	$-	7,906,250	$791	$-	$(25,731,154)	$(25,730,363)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$6,991,287	$9,306,785
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,799)	(1,560)
Offering costs allocated to warrants	-	1,027,907
Excess of fair value over cash received for private placement warrants	-	1,939,600
Change in fair value of warrant liability	(7,314,909)	(12,458,875)
Changes in operating assets and liabilities:
Prepaid expenses	68,736	(1,117,045)
Accrued expenses	(441,860)	77,067
Net cash used in operating activities	(704,545)	(1,226,121)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(316,250,000)
Net cash used in investing activities	-	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	-	310,175,000
Proceeds from sale of Private Warrants	-	9,325,000
Proceeds from issuance of promissory note to Sponsor	-	121,228
Payments on promissory issued to Sponsor	-	(136,678)
Payment of deferred offering costs	-	(589,731)
Net cash provided by financing activities	-	318,894,819

Net change in cash	(704,545)	1,418,698
Cash, beginning of period	1,013,843	316,273,116
Cash, end of the period	$309,298	$317,691,814

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to possible redemption	$-	$35,125,585
Deferred underwriters’ discount payable charged to additional paid-in capital	$-	$10,631,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,325,000 warrants(the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to Sustainable Development Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $9,325,000, which is discussed in Note 4.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $309,298 in its operating bank account and working capital of approximately $533,636.

The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 5). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 5).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan.

If the Company does not consummate an initial business combination by February 9, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities, and are presented at fair value based upon the quoted market price (see Note 8). During the three months ended March 31, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Common Stock Subject to Possible Redemption

All of the 31,625,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(18,753,625)
Class A common stock issuance costs	(16,306,111)
Plus:
Remeasurement of carrying value to redemption value	35,059,736
Class A common stock subject to possible redemption	$316,250,000

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

As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,137,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the years presented.

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

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Class A Common Stock
Net income allocable to Class A common stock	$5,593,030	$6,536,846
Basic and diluted weighted average shares outstanding	31,625,000	17,569,444
Basic and diluted net income per common share	$0.18	$0.37
Class B Common Stock
Net income allocable to Class B common stock	$1,398,257	$2,769,939
Basic and diluted weighted average shares outstanding	7,906,250	7,447,917
Basic and diluted net income per common share	$0.18	$0.37

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 31,625,000 shares subject to possible redemption.

Class B Common stock - The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 7,906,250 shares issued and outstanding.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$316,302,715	$316,302,715	$-	$-

Liabilities:
Public Warrants Liability	$4,735,844	$4,735,844	$-	$-
Private Placement Warrants Liability	2,827,440	-	-	2,827,440
	$7,563,284	$4,735,844	$-	$2,827,440

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company's Initial Public Offering, using a Monte Carlo simulation model. As of December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of March 31, 2022 and December 31, 2021, due to the use of unobservable inputs. The transfer from Level 3 to Level 1 for the Public Warrants occurred on March 31, 2021 due to the use of the observed trading price of the separated Public Warrants.

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2022:

Fair Value at January 1, 2022	$5,550,399
Change in fair value of public and private warrants	(2,722,959)
Fair Value of private warrants at March 31, 2022	$2,827,440

The key inputs into the Monte Carlo simulation as of March 31, 2022 and December 31, 2021 were as follows:

Inputs	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.32%
Expected term remaining (years)	5.65	5.60
Expected volatility	4.8%	10.7%
Stock price	$9.74	$9.74

Note 9 - Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three months ended March 31, 2022, we had a net income of approximately $7.0 million, which included a loss from operations of $0.3 million, and a gain from the change in fair value of warrant liabilities of $7.3 million.

For the three months ended March 31, 2021, we had a net income of approximately $9.3 million, which included a gain from the change in fair value of warrant liabilities of $12.5 million, offset by a loss from operations of $0.2 million, offering cost expense allocated to warrants of $1.0 million, and expense for excess in fair value over cash received for private placement warrants of $1.9 million.

Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

For the three months ended March 31, 2022, net cash used in operating activities was approximately $0.7 million.

At March 31, 2022, we had cash held in the Trust Account of $316,280,915. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $309,298 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Critical Accounting Estimates

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

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering, and searching for a target business. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the previous material weakness in our internal control over financial reporting related to accounting for complex financial instruments described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our February 9, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our Chief Executive Officer and Chief Financial Officer believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 25, 2021 and August 20, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on February 16, 2021, and restated on the Form 10-Q filed with the SEC on May 25, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Sustainable Development Acquisition I Corp.

Date: May 24, 2022		/s/ Nicole Neeman Brady
	Name:	Nicole Neeman Brady
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 24, 2022		/s/ Eric Techel
	Name:	Eric Techel
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)