Form 10-Q
period 2022-06-30
Sustainable Development Acquisition I Corp.
filed 2022-08-23
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022
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

As of August 23, 2022, there were 31,625,000 Class A common stock, $0.0001 par value and 7,906,250 Class B, $0.0001 par value, issued and outstanding.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.	INTERIM FINANCIAL STATEMENTS

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Cash	$222,014	$1,013,843
Prepaid Expenses	381,446	577,500
Total current assets	603,460	1,591,343

Prepaid expenses – non-current portion	-	54,418
Marketable securities held in Trust Account	316,618,130	316,273,116
Total Assets	$317,221,590	$317,918,877

Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit
Accrued offering costs and expenses	$532,461	$780,704
Income Tax Payable	14,307	-
Total Current Liabilities	546,768	780,704

Deferred underwriting fee	10,631,250	10,631,250
Warrant liability	2,040,165	14,878,193
Total liabilities	13,218,183	26,290,147

Commitments and Contingencies

Common stock subject to possible redemption, 0.0001 par value, 31,625,000 stocks at redemption value of $10.00 per share	316,303,823	316,250,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	-	-
Accumulated deficit	(12,301,207)	(24,622,061)
Total Stockholders’ Deficit	(12,300,416)	(24,621,270)
Total Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit	$317,221,590	$317,918,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$462,637	$359,059	$794,058	$545,202
Loss from Operations	(462,637)	(359,059)	(794,058)	(545,202)

Other income (expense):
Interest earned on marketable securities held in Trust Account	337,215	7,197	345,014	8,757
Offering costs allocated to warrants	-	-	-	(1,027,907)
Excess of fair value over cash received for private placement warrants	-	-	-	(1,939,600)
Change in fair value of warrant liability	5,523,119	(8,149,858)	12,838,028	4,309,017
Total other income (expense), net	5,860,334	(8,142,661)	13,183,042	1,350,267

Income (Loss) before provision for income taxes	5,397,697	(8,501,720)	12,388,984	805,065
Provision for income taxes	(14,307)	-	(14,307)	-
Net income (loss)	$5,383,390	$(8,501,720)	$12,374,677	$805,065
Weighted average shares outstanding, Class A common stock	31,625,000	31,625,000	31,625,000	24,636,050
Basic and diluted net income (loss) per share, Class A common stock	$0.14	$(0.22)	$0.31	$0.02
Weighted average shares outstanding, Class B common stock	7,906,250	7,906,250	7,906,250	7,678,349
Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.22)	$0.31	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	7,906,250	$791	$-	$(24,622,061)	$(24,621,270)
Net income	-	-	-	-	-	6,991,287	6,991,287
Balance as of March 31, 2022	-	$-	7,906,250	$791	$-	$(17,630,774)	$(17,629,983)
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(53,823)	(53,823)
Net income	-	-	-	-	-	5,383,390	5,383,390
Balance as of June 30, 2022	-	$-	7,906,250	$791	$-	$(12,301,207)	$(12,300,416)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	7,906,250	$791	$24,209	$(2,412)	$22,588
Net income	-	-	-	-	-	9,306,785	9,306,785
Remeasurement of common stock subject to possible redemption	-	-	-	-	(24,209)	(35,035,527)	(35,059,736)
Balance as of March 31, 2021	-	$-	7,906,250	$791	$-	$(25,731,154)	$(25,730,363)
Net loss	-	-	-	-	-	(8,501,720)	(8,501,720)
Balance as of June 30, 2021	-	$-	7,906,250	$791	$-	$(34,232,874)	$(34,232,083)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$12,374,677	$805,065
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(345,014)	(8,757)
Offering costs allocated to warrants	-	1,027,907
Excess of fair value over cash received for private placement warrants	-	1,939,600
Change in fair value of warrant liability	(12,838,028)	(4,309,017)
Changes in operating assets and liabilities:
Prepaid expenses	250,472	(900,376)
Accrued expenses	(248,243)	115,000
Income Tax Payable	14,307	-
Net cash used in operating activities	(791,829)	(1,330,578)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(316,250,000)
Net cash used in investing activities	-	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	-	310,175,000
Proceeds from sale of Private Warrants	-	9,325,000
Proceeds from issuance of promissory note to Sponsor	-	121,228
Payments on promissory issued to Sponsor	-	(136,678)
Payment of deferred offering costs	-	(589,730)
Net cash provided by financing activities	-	318,894,820

Net change in cash	(791,829)	1,314,242
Cash, beginning of period	1,013,843	-
Cash, end of the period	$222,014	$1,314,242

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to possible redemption	$53,823	$35,125,585
Deferred underwriters’ discount payable charged to additional paid-in capital	$-	$10,631,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had approximately $222,014 in its operating bank account and working capital of approximately $170,999.

The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 5). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 5).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022, there were no amounts outstanding under any working capital loan.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. The Company accounts for its investments within the Trust Account under ASC 320 “Investments – Debt Securities.” Under ASC 320, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information (see Note 8).  During the three and six months ended June 30, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Common Stock Subject to Possible Redemption

All of the 31,625,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(18,753,625)
Class A common stock issuance costs	(16,306,111)
Plus:
Remeasurement of carrying value to redemption value	35,059,736
Class A common stock subject to possible redemption at December 31, 2021	$316,250,000
Plus:
Remeasurement of carrying value to redemption value	53,823
Class A common stock subject to possible redemption at June 30, 2022	$316,303,823

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

As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 0.27% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.12% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Class A Common Stock
Net income (loss) allocable to Class A common stock	$4,306,712	$(6,801,376)	$9,899,742	$613,770
Basic and diluted weighted average shares outstanding	31,625,000	31,625,000	31,625,000	24,636,050
Basic and diluted net income (loss) per common share	$0.14	$(0.22)	$0.31	$0.02
Class B Common Stock
Net income (loss) allocable to Class B common stock	$1,076,678	$(1,700,344)	$2,474,935	$191,295
Basic and diluted weighted average shares outstanding	7,906,250	7,906,250	7,906,250	7,678,349
Basic and diluted net income (loss) per common share	$0.14	$(0.22)	$0.31	$0.02

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 31,625,000 shares subject to possible redemption.

Class B Common stock - The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 7,906,250 shares issued and outstanding.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$316,618,130	$316,618,130	$-	$-

Liabilities:
Public Warrants Liability	$1,265,000	$1,265,000	$-	$-
Private Placement Warrants Liability	775,165	-	-	775,165
	$2,040,165	$1,265,000	$-	$775,165

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2022 and December 31, 2021, due to the use of unobservable inputs. The transfer from Level 3 to Level 1 for the Public Warrants occurred on March 31, 2021 due to the use of the observed trading price of the separated Public Warrants.

The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2022:

Fair Value at January 1, 2022	$5,550,399
Change in fair value of public and private warrants	(2,722,959)
Fair Value of private warrants at March 31, 2022	$2,827,440
Change in fair value of public and private warrants	(2,052,275)
Fair Value of private warrants at June 30, 2022	$775,165

The key inputs into the Monte Carlo simulation as of June 30, 2022 and December 31, 2021 were as follows:

Inputs	June 30, 2022	December 31, 2021
Risk-free interest rate	3.02%	1.32%
Expected term remaining (years)	5.54	5.60
Expected volatility	6.7%	10.7%
Stock price	$9.84	$9.74

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

Results of Operations

For the three months ended June 30, 2022, we had a net income of approximately $5.4 million, which included a loss from operations of $0.5 million, a provision for income tax of $0.01 million and a gain from the change in fair value of warrant liabilities of $5.5 million.
For the six months ended June 30, 2022, we had a net income of approximately $12.4 million, which included a loss from operations of $0.8 million, a provision for income tax of $0.01 million and a gain from the change in fair value of warrant liabilities of $12.8 million.

For the three months ended June 30, 2021, we had a net loss of approximately $8.5 million, which included a loss from the change in fair value of warrant liabilities of $8.1 million, offset by a loss from operations of $0.4 million.

For the six months ended June 30, 2021, we had a net income of approximately $0.8 million, which included a gain from the change in fair value of warrant liabilities of $4.3 million, offset by a loss from operations of $0.5 million, offering cost expense allocated to warrants of $1.0 million, and expense for excess in fair value over cash received for private placement warrants of $1.9 million.

Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

For the six months ended June 30, 2022, net cash used in operating activities was approximately $0.8 million.

For the six months ended June 30, 2021, net cash used in operating activities was approximately $1.3 million.

At June 30, 2022, we had cash held in the Trust Account of $316,618,130. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $222,014 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until February 9, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through February 9, 2023 or through twelve months from the issuance of this report. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering, and searching for a target business. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the previous material weakness in our internal control over financial reporting related to accounting for complex financial instruments described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our February 9, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. Additionally, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our Chief Executive Officer and Chief Financial Officer believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC other than described below.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Sustainable Development Acquisition I Corp.

Date: August 23, 2022		/s/ Nicole Neeman Brady
	Name:	Nicole Neeman Brady
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 23, 2022		/s/ Eric Techel
	Name:	Eric Techel
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)