Form 10-Q
period 2022-09-30
Sustainable Development Acquisition I Corp.
filed 2022-11-14
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022
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

As of November 14, 2022, there were 31,625,000 Class A common stock, $0.0001 par value and 7,906,250 Class B, $0.0001 par value, issued and outstanding.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.	INTERIM FINANCIAL STATEMENTS

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Cash	$55,423	$1,013,843
Prepaid Expenses	217,933	577,500
Due from related party	7,429	-
Total current assets	280,785	1,591,343

Prepaid expenses – non-current portion	-	54,418
Marketable securities held in Trust Account	318,009,009	316,273,116
Total Assets	$318,289,794	$317,918,877

Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit
Accrued offering costs and expenses	$661,231	$780,704
Income Tax Payable	295,709	-
Total Current Liabilities	956,940	780,704

Deferred underwriting fee	10,631,250	10,631,250
Warrant liability	1,022,584	14,878,193
Total liabilities	12,610,774	26,290,147

Commitments and Contingencies

Common stock subject to possible redemption, 0.0001 par value, 31,625,000 stock at redemption value of $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	317,359,797	316,250,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding at September 30, 2022 and December 31, 2021	791	791
Additional paid-in capital	-	-
Accumulated deficit	(11,681,568)	(24,622,061)
Total Stockholders’ Deficit	(11,680,777)	(24,621,270)
Total Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit	$318,289,794	$317,918,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$451,445	$201,925	$1,245,503	$747,127
Loss from Operations	(451,445)	(201,925)	(1,245,503)	(747,127)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	1,390,879	6,499	1,735,893	15,256
Offering costs allocated to warrants	-	-	-	(1,027,907)
Excess of fair value over cash received for private placement warrants	-	-	-	(1,939,600)
Change in fair value of warrant liability	1,017,581	8,163,756	13,855,609	12,472,773
Total other income, net	2,408,460	8,170,255	15,591,502	9,520,522

Income before provision for income taxes	1,957,015	7,968,330	14,345,999	8,773,395
Provision for income taxes	(281,402)	-	(295,709)	-
Net income	$1,675,613	$7,968,330	$14,050,290	$8,773,395
Weighted average shares outstanding, Class A common stock	31,625,000	31,625,000	31,625,000	26,991,300
Basic and diluted net income per share, Class A common stock	$0.04	$0.20	$0.36	$0.25
Weighted average shares outstanding, Class B common stock	7,906,250	7,906,250	7,906,250	7,755,151
Basic and diluted net income per share, Class B common stock	$0.04	$0.20	$0.36	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	7,906,250	$791	$-	$(24,622,061)	$(24,621,270)
Net income	-	-	-	-	-	6,991,287	6,991,287
Balance as of March 31, 2022	-	$-	7,906,250	$791	$-	$(17,630,774)	$(17,629,983)
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(53,823)	(53,823)
Net income	-	-	-	-	-	5,383,390	5,383,390
Balance as of June 30, 2022	-	$-	7,906,250	$791	$-	$(12,301,207)	$(12,300,416)
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(1,055,974)	(1,055,974)
Net income	-	-	-	-	-	1,675,613	1,675,613
Balance as of September 30, 2022	-	$-	7,906,250	$791	$-	$(11,681,568)	$(11,680,777)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	7,906,250	$791	$24,209	$(2,412)	$22,588
Net income	-	-	-	-	-	9,306,785	9,306,785
Remeasurement of common stock subject to possible redemption	-	-	-	-	(24,209)	(35,035,527)	(35,059,736)
Balance as of March 31, 2021	-	$-	7,906,250	$791	$-	$(25,731,154)	$(25,730,363)
Net loss	-	-	-	-	-	(8,501,720)	(8,501,720)
Balance as of June 30, 2021	-	$-	7,906,250	$791	$-	$(34,232,874)	$(34,232,083)
Net income	-	-	-	-	-	7,968,330	7,968,330
Balance as of September 30, 2021	-	$-	7,906,250	$791	$-	$(26,264,544)	$(26,263,753)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$14,050,290	$8,773,395
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,735,893)	(15,256)
Offering costs allocated to warrants	-	1,027,907
Excess of fair value over cash received for private placement warrants	-	1,939,600
Change in fair value of warrant liability	(13,855,609)	(12,472,773)
Changes in operating assets and liabilities:
Prepaid expenses	413,985	(781,879)
Due from related party	(7,429)	-
Accrued expenses	(119,473)	173,450
Income Tax Payable	295,709	-
Net cash used in operating activities	(958,420)	(1,355,556)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(316,250,000)
Net cash used in investing activities	-	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	-	310,175,000
Proceeds from sale of Private Warrants	-	9,325,000
Proceeds from issuance of promissory note to Sponsor	-	121,228
Payments on promissory issued to Sponsor	-	(136,678)
Payment of deferred offering costs	-	(589,730)
Net cash provided by financing activities	-	318,894,820

Net change in cash	(958,420)	1,289,264
Cash, beginning of period	1,013,843	-
Cash, end of the period	$55,423	$1,289,264

Supplemental disclosure of cash flow information:
Accretion of Class A stock subject to redemption	$1,109,797	$35,059,736
Deferred underwriters’ discount payable charged to additional paid-in capital	$-	$10,631,250
Initial classification of warrant liability	$-	$30,018,225

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had approximately $55,423 in its operating bank account and working capital of approximately $473,057 (adjusted for amounts available under the Convertible Note (as defined below) and amounts available for withdraw from the trust for franchise and income tax obligations).

The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 5). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 5).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On August 23, 2022, the Company entered into a $500,000 promissory note agreement (the “Convertible Note”) with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $500,000 in funds to be drawn against it. The Convertible Note does not accrue interest. As of September 30, 2022, there were no amounts outstanding under any working capital loans other than the Convertible Note.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. The Company accounts for its investments within the Trust Account under ASC 320 “Investments – Debt Securities.” Under ASC 320, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information (see Note 8).  During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Common Stock Subject to Possible Redemption

All of the 31,625,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(18,753,625)
Class A common stock issuance costs	(16,306,111)
Plus:
Remeasurement of carrying value to redemption value	35,059,736
Class A common stock subject to possible redemption at December 31, 2021	$316,250,000
Plus:
Remeasurement of carrying value to redemption value	1,109,797
Class A common stock subject to possible redemption at September 30, 2022	$317,359,797

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

As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 14% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.06% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Class A Common Stock
Net income allocable to Class A common stock	$1,340,490	$6,374,664	$11,240,232	$6,815,238
Basic and diluted weighted average shares outstanding	31,625,000	31,625,000	31,625,000	26,991,300
Basic and diluted net income per common share	$0.04	$0.20	$0.36	$0.25
Class B Common Stock
Net income allocable to Class B common stock	$335,123	$1,593,666	$2,810,058	$1,958,157
Basic and diluted weighted average shares outstanding	7,906,250	7,906,250	7,906,250	7,755,151
Basic and diluted net income per common share	$0.04	$0.20	$0.36	$0.25

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

On August 23, 2022, the Company entered into a $500,000 promissory note (the “Convertible Note”) agreement with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $500,000 in funds to be drawn against it. The Convertible Note does not accrue interest. At September 30, 2022 and December 31, 2021, other than the Convertible Note, there was no outstanding balance on the Working Capital Loans.

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

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 31,625,000 shares subject to possible redemption.

Class B Common stock - The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 7,906,250 shares issued and outstanding.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$318,009,009	$318,009,009	$-	$-

Liabilities:
Public Warrants Liability	$621,431	$621,431	$-	$-
Private Placement Warrants Liability	401,153	-	-	401,153
	$1,022,584	$621,431	$-	$401,153

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2022 and December 31, 2021, due to the use of unobservable inputs. The transfer from Level 3 to Level 1 for the Public Warrants occurred on March 31, 2021 due to the use of the observed trading price of the separated Public Warrants.

The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2022:

Fair Value at January 1, 2022	$5,550,399
Change in fair value of public and private warrants	(2,722,959)
Fair Value of private warrants at March 31, 2022	$2,827,440
Change in fair value of public and private warrants	(2,052,275)
Fair Value of private warrants at June 30, 2022	$775,165
Change in fair value of public and private warrants	(374,012)
Fair Value of private warrants at September 30, 2022	$401,153

The key inputs into the Monte Carlo simulation as of September 30, 2022 and December 31, 2021 were as follows:

Inputs	September 30, 2022	December 31, 2021
Risk-free interest rate	4.04%	1.32%
Expected term remaining (years)	5.49	5.60
Expected volatility	1.3%	10.7%
Stock price	$9.84	$9.74

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any, other than the below, subsequent events that would have required adjustment or disclosure in the financial statements.

The Company is currently in active discussions with an entity regarding a potential Business Combination (the “Potential Business Combination”), but the Company’s board of directors believes that there will not be sufficient time before the February 4, 2023 deadline to complete the Potential Business Combination. Therefore, On November 4, 2022, the Company filed a preliminary proxy statement in connection with a stockholders meeting (the “Extension Meeting”) to vote on a proposed extension of time for the Company to consummate a business combination from February 4, 2023 to August 12, 2023.

On October 11, 2022,  Barclays Capital Inc.  (“Barclays”) notified the Company that, subject to certain conditions, Barclays waives its entitlement to the payment of its portion of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.

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

Recent Developments

The Company is currently in active discussions with an entity regarding a potential Business Combination (the “Potential Business Combination”), but the Company’s board of directors believes that there will not be sufficient time before the February 4, 2023 deadline to complete the Potential Business Combination. Therefore, On November 4, 2022, the Company filed a preliminary proxy statement in connection with a stockholders meeting (the “Extension Meeting”) to vote on a proposed extension of time for the Company to consummate a business combination from February 4, 2023 to August 12, 2023.

On October 11, 2022, Barclays Capital Inc. (“Barclays”) notified the Company that, subject to certain conditions, Barclays waives its entitlement to the payment of its portion of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.

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

Results of Operations

For the three months ended September 30, 2022, we had a net income of approximately $1.7 million, which included a gain from the change in fair value of warrant liabilities of $1 million and interest income on marketable securities of $1.4 million, offset by a loss from operations of $0.45 million and income tax provision of $0.28 million.

For the nine months ended September 30, 2022, we had a net income of approximately $14 million, which included a gain from the change in fair value of warrant liabilities of $13.9 million and interest income on marketable securities of $1.7 million, offset by loss from operations of $1.2 million and a provision for income tax of $0.3 million.

For the three months ended September 30, 2021, we had a net income of approximately $8.0 million, which included a gain from the change in fair value of warrant liabilities of $8.2 million, offset by a loss from operations of $0.2 million.

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

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $1 million.

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $1.4 million.

At September 30, 2022, we had cash held in the Trust Account of $318,009,009. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $55,423 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the price of $1.00 per warrant at the option of the lender. On August 23, 2022, the Company entered into a $500,000 promissory note agreement with the Sponsor. The note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The note provides up to $500,000 in funds to be drawn against it. The note does not accrue interest. As of September 30, 2022, other than the promissory note described above, there were no amounts outstanding under any working capital loan.

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

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering, and searching for a target business. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the previous material weakness in our internal control over financial reporting related to accounting for complex financial instruments described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our February 9, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. Additionally, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our Chief Executive Officer and Chief Financial Officer believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date.

The IRA applies only to repurchases that occur after December 31, 2022. It is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with initial business combination or a liquidation in the event we do not consummate an initial business combination by February 4, 2023. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

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

Sustainable Development Acquisition I Corp.

Date: November 14, 2022		/s/ Nicole Neeman Brady
	Name:	Nicole Neeman Brady
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022		/s/ Eric Techel
	Name:	Eric Techel
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)