Form 10-K
period 2022-12-31
Sustainable Development Acquisition I Corp.
filed 2023-04-07
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40002

Sustainable Development Acquisition I Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4353398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5701 Truxtun Avenue. Suite 201 Bakersfield, California	90036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (323)
329-8221
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-half of one redeemable Warrant	SDACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	SDAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole Warrant exercisable for one share of Class A Common Stock, each at an exercise price of $11.50 per share	SDACW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☒  Yes    ☐  No
As of December 31, 2022, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the units outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on December 31, 2022 for shares and units, trading on such date, as reported on Nasdaq, was $ 306,762,500.00.
As of March 30, 2023, there were 2,178,988 shares of Class A common stock, $0.0001 par value and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events;

•

adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations;

•	a new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares;

•	our failure to obtain any required approvals within the requisite time period due to being deemed a “foreign person” under CFIUS may require us to liquidate;

•	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; and

•	our financial performance.

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

Significant Activities Since Inception

On February 9, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 31,625,000 units (including 4,125,000 units issued to the underwriters pursuant to the exercise in full of the over-allotment option granted to the underwriters), at $10.00 per unit, generating gross proceeds of $316.3 million. Simultaneously with the closing of the Initial Public Offering, we consummated a private placement of 9,325,000 warrants at a price of $1.00 per warrant to our sponsor, generating gross proceeds of approximately $9.3 million.

A total of $316,250,000 from the proceeds we received from the Initial Public Offering and the sale of the private placement shares was placed in a segregated trust account located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The amounts held in the trust account were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. However, to mitigate the risk of being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company has since instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and to maintain such funds in a bank demand deposit account until the earlier of consummation of the initial business combination or liquidation of the Company. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations, the funds held in the trust account will not be released until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we do not complete our initial business combination by August 12, 2023, subject to applicable law. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination by August 12, 2023 or during any subsequent extension period with respect to such shares of Class A common stock so redeemed (an “Extension Period”). The funds held in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

On November 4, 2022, the Company filed a preliminary proxy statement and on January 6, 2023, a definitive proxy statement, both in connection with a special stockholders meeting (the “Extension Meeting”) to approve an amendment (the “Extension Amendment”) to the Amended and Restated Certificate of Incorporation of the Company to extend the date by which the Company must (i) consummate a Business Combination (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Initial Public Offering from February 4, 2023 to August 12, 2023 (the “Extension”). On February 1, 2023, the Company held the Extension Meeting where the requisite stockholders of the Company approved the Extension Amendment. The Company filed the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2023.

In connection with the votes to approve the Extension Amendment, 29,446,012 shares of common stock of the Company were tendered for redemption at a per-share price of $10.125. As such, approximately 93.11% of the public shares were redeemed and approximately 6.89% of the public shares remain outstanding. The Class A common stock was redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (net of franchise and income taxes payable), divided by the number of then outstanding Class A common stock.

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

ESG and Impact

ESG and positive environmental and social impact are core elements to the success and mission of our business- not merely avoiding harm, but going beyond to create substantial and meaningful impact within our business model and through our value chain in a way that benefits multiple stakeholders. Recently, there has been increased demand for public ESG investments. As one of the few (if not the first) SPACs formed as a public benefit corporation, we are incorporating strong governance mechanisms from the very inception of our investment efforts.

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

Our directors, officers, RRG, Capricorn, or their respective officers and affiliates may become involved with subsequent blank check companies similar to our Company. Each of RRG and Capricorn (but not our independent directors) have agreed not to separately participate in the formation of, or become a sponsor, an officer or director of, any blank check company with a class of securities registered under the Exchange Act before we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 12, 2023.

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

Financial Position

After the satisfaction of the redemptions in connection with the Extension, the balance in our Trust Account was approximately $22,062,774 which includes $10,631,250 of deferred underwriting commissions. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing, and there can be no assurance it will be available to us if needed to complete a transaction.

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

Our sponsor, officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. We may engage professional firms or other individuals that specialize in business acquisitions or other individuals, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services tendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, officers, or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation.

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

If our proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by August 12, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation, as further amended, provides that we will have by August 12, 2023 to complete our initial business combination. If we do not complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by August 12, 2023.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by August 12, 2023. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by August 12, 2023.

Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services tendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by August 12, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 12, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination by August 12, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by August 12, 2023 or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our amended and restated certificate of incorporation, as further amended, provides that we must complete our initial business combination by August 12, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any subsequent Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate during the time prior to which we are required to complete our initial business combination. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until August 12, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, pursuant to the trust agreement, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. The trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by August 12, 2023, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

If we have not completed an initial business combination by August 12, 2023, our public stockholders may be forced to wait beyond such period before redemption from our trust account.

If we have not completed an initial business combination by August 12, 2023, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond August 12, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the August 12, 2023 deadline in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution.

However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

All of the founder shares held by our sponsor will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 9,325,000 warrants at a price of $1.00 per warrant, which will also be worthless if we do not complete an initial business combination. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one to one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders. Our other stockholders are not parties to, or third-party beneficiaries of, these agreements and will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Unstable market and economic conditions may have serious adverse consequences on the Company’s business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, Russia’s ongoing incursion of Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on the Company or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing in connection with the initial business combination more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect the Company by increasing its costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on the Company’s business, results of operations and financial condition.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

Although we regularly assess our banking relationships and the location of the assets held in the trust account as we believe necessary or appropriate, our access to funding sources and other credit arrangements could be significantly impaired by factors that affect the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. IRS and Treasury have issued a notice of an intention to issue proposed regulations (the “Notice”); the Notice also provides interim guidance on which taxpayers can rely until issuance of the proposed regulations.

The IRA excise tax applies only to repurchases that occur after December 31, 2022. It is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with initial business combination or extension requests, or exchanges of stock pursuant to an acquisitive reorganization (i.e., pursuant to the initial business combination or otherwise). Nevertheless, under the Notice, it appears that distributions pursuant to a complete liquidation of the Company (e.g., in the event we do not consummate an initial business combination) generally are not subject to this 1% excise tax, and other redemptions or repurchases of stock made during the same taxable year as the taxable year the Company completely liquidates and dissolves also would be exempt. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension request or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination or otherwise would depend on a number of factors, including (i) the fair market value of the stock subject to redemptions and repurchases or exchanged in an acquisitive reorganization in connection with the business combination, (ii the structure of the business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination, and might affect the structure chosen for a business combination and any potential financing in connection with the business combination.

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”), and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

CFIUS has authority to review direct or indirect investments by foreign persons in U.S. businesses.

Under the CFIUS regulations, foreign investors may be required to make mandatory filings and pay filing fees related to such filings. Also, CFIUS has the authority to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily or at the request of CFIUS. If CFIUS determines an investment to be a threat to national security, CFIUS has the power to block or impose mitigation measures on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Certain investments that do not result in control of a U.S. business by a foreign person but afford foreign investors certain information or governance rights in a U.S. business involved in activities relating to “critical technologies,” “critical infrastructure” or “sensitive personal data” also are within the jurisdiction of CFIUS. The Company may also be subject to review by other U.S. government entities.

Our sponsor is a Delaware limited liability company. The sponsor is controlled by RRG Global Partners Fund, LP, a Cayman Islands exempted limited partnership (“RRG”), and Sustainable Investors Fund, LP, a Delaware limited partnership (“Capricorn”). The sponsor currently owns 7,831,250 shares of our Class B common stock and 9,325,000 Private Placement Warrants. The co-managers of the sponsor, RRG and Capricorn, by virtue of their shared control over our sponsor, may be deemed to beneficially own the Class B common stock and Private Placement Warrants held by our sponsor.

Certain investors in each of the co-managers of the sponsor are feeder funds in which foreign persons hold limited partner interests. Although CFIUS has significant discretion to determine whether a party is controlled by a foreign person and thus deemed to be a “foreign person” for CFIUS purposes, based on the structure of those investments, we do not believe that the sponsor or either of the co-managers of the sponsor would be considered to be under the control of a foreign person or that they would otherwise be considered a “foreign person” for CFIUS purposes. However, if CFIUS were to review the investment structure, it is possible that it may take a different view and assert jurisdiction over certain investments of the sponsor.

Should CFIUS reach such a conclusion, it is possible that a business combination with a U.S. business or foreign business with U.S. subsidiaries or operations that we may wish to pursue may be subject to CFIUS review or other regulatory review, depending on the Company’s ultimate share ownership following the business combination and other factors. Although we may pursue our initial business combination in any business, industry or geographic location, we are currently focused on opportunities that capitalize on the expertise and ability of our team to identify, acquire and operate a business that helps to address the global challenges identified by the UN SDGs, which include, but are not limited to, companies in the water, food & agriculture, renewable energy, and environmental resource management sectors, as well as supporting technologies, in the United States and other developed countries. Therefore, targets with which the Company may pursue a business combination could include U.S. businesses or companies in developed countries that have subsidiaries or operations in the United States.

If a particular proposed business combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or we may determine to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to modify or delay our proposed business combination, impose conditions with respect to such business combination, request the President of the United States to order us to divest all or a portion of the U.S. target business of our business combination that we acquired without first obtaining CFIUS approval, or prohibit the business combination entirely. Accordingly, the pool of potential targets with which the proposed business combination can occur may be limited. These risks may delay or prevent us from pursuing our initial business combination with certain target companies that we believe would otherwise be attractive to us and our shareholders.

The process of government review or a decision to delay or prohibit the transaction, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our business combination. If we are unable to consummate our business combination within the applicable time period required under the Company’s amended and restated memorandum and articles of association, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a business combination. In addition, our warrants would expire which would result in a loss to warrant holders.

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

•

any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia, which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our Class A common stock to be adversely affected. Moreover, it may make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

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

Our directors, officers, RRG, Capricorn, or their respective officers and affiliates may become involved with subsequent blank check companies similar to our Company. Each of RRG and Capricorn (but not our independent directors) have agreed not to separately participate in the formation of, or become a sponsor, an officer or director of, any blank check company with a class of securities registered under the Exchange Act before we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 12, 2023.

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

Risks Relating to our Securities

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Additionally, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of public holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have at least 300 round-lot shareholders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). The amount of shares redeemed in connection with the Extension and the fact that a significant number of additional shares could be redeemed in connection with our initial business combination increase the chances that the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult for us to adhere to Nasdaq’s initial or continued listing requirements. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination by August 12, 2023, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, prior to our initial business combination, our initial stockholders have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares have no right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a resolution passed by holders of a majority of the founder shares. As a result, you will not have any influence over the appointment of directors prior to our initial business combination. All of our directors were appointed by our initial stockholders for two-year terms. Moreover, on December 28, 2022, the 2022 Annual Meeting of Stockholders of the Company was held and all of our directors were re-appointed to serve on the Board of Directors of the Company until the next annual meeting of stockholders in 2023 or until their successors are duly elected and qualified. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Holders

As of March 30, 2023, there were two holders of record of our Class A common stock and four holders of record of our Class B common stock.

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

Of the proceeds received from the consummation of the Initial Public Offering and a simultaneous private placement of warrants, $316,250,000 was placed in the Company’s trust account. In connection with the votes to approve the Extension Amendment (as defined above), 29,446,012 shares of common stock of the Company were tendered for redemption at a per-share price of $10.125. There has otherwise been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus, dated February 8, 2021.

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

If we have not completed a Business Combination by August 12, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

The Company’s board of directors believed that there was not going to be sufficient time before the February 9, 2023 deadline to complete a business combination, and that it is in the best interest of the Company’s stockholders to extend the date by which the Company has to consummate a business combination in order that the Company’s stockholders have the opportunity to participate in any future investment. Therefore, on November 4, 2022, the Company filed a preliminary proxy statement and on January 6, 2023, a definitive proxy statement, both in connection with a special stockholders meeting (the “Extension Meeting”) to approve an amendment (the “Extension Amendment”) to the Amended and Restated Certificate of Incorporation of the Company to extend the date by which the Company must (i) consummate a Business Combination (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Initial Public Offering from February 4, 2023 to August 12, 2023. On February 1, 2023, the Company held the Extension Meeting where the requisite stockholders of the Company approved the Extension Amendment. The Company filed the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2023.

In connection with the votes to approve the Extension Amendment, 29,446,012 shares of common stock of the Company were tendered for redemption at a per-share price of $10.125. The Class A common stock was redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (net of franchise and income taxes payable), divided by the number of then outstanding Class A common stock.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the a bank demand deposit account until the earlier of consummation of the initial business combination or liquidation of the Company.

On October 11, 2022, Barclays Capital Inc. (“Barclays”) notified the Company that, subject to certain conditions, Barclays waives its entitlement to the payment of its portion of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.

Results of Operations

For the year ended December 31, 2022, we had a net income of approximately $15.1 million, which included a gain from the change in fair value of warrant liabilities of $13.8 million and interest income on marketable securities of $4.4 million, offset by loss from operations of $2.3 million and a provision for income tax of $0.85 million.

For the year ended December 31, 2021, we had a net income of approximately $10.5 million, which included a gain from the change in fair value of warrant liabilities of $15.1 million, offset by a loss from operations of $1.7 million, offering cost expense allocated to warrants of $1.0 million, and expense for excess in fair value over cash received for private placement warrants of $1.9 million.

Our business activities from inception to December 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

For the year ended December 31, 2022, net cash used in operating activities was approximately $1.7 million, and net cash provided by financing activities was approximately 1 million.

For the year ended December 31, 2021, net cash used in operating activities was approximately $1.6 million, net cash used in investing activities was approximately $316.3 million, and net cash provided by financing activities was approximately $318.8 million.

At December 31, 2022, we had cash held in the Trust Account of $320,678,313. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $318,932 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the price of $1.00 per warrant at the option of the lender. On August 23, 2022, the Company entered into a $500,000 promissory note agreement with the Sponsor. The note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The note provides up to $500,000 in funds to be drawn against it. The note does not accrue interest. At December 31, 2022, $500,000 was outstanding from this Convertible Note. On December 21, 2022, the Company entered into a $550,000 promissory note (the “Convertible Note”) agreement with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $550,000 in funds to be drawn against it. The Convertible Note does not accrue interest. At December 31, 2022, $550,000 was outstanding from this Convertible Note. At December 31, 2022 and 2021, other than the Convertible Note described above, there was no outstanding balance on the Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until August 12, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through August 12, 2023 or through twelve months from the issuance of this report. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023.

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

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering, and searching for a target business. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the previous material weakness in our internal control over financial reporting related to accounting for complex financial instruments described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our February 9, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. Additionally, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our Chief Executive Officer and Chief Financial Officer believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended on December 31, 2022 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Nicole Neeman Brady	42	Chief Executive Officer and Director
Eric Techel	48	Chief Financial Officer
Robert Schultz	58	Chair of the Board of Directors
Kathleen Brown	77	Director
Andrew Kassoy	53	Director
Annette Rodriguez-Ferrer	41	Director

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

Robert Schultz has been the Chair of our Board of Directors since 2020. Mr. Schultz has over 30 years of experience in sustainable finance as executive, investor and community leader. Currently Mr. Schultz is a Partner of Capricorn Investment Group. Prior to Capricorn Investment Group, he was the co-founder and Chief Operating Officer of Greentech Capital Advisors, an investment bank and asset management firm focused on creating a more efficient and sustainable global infrastructure, which was sold to Nomura in April 2020. Prior to Greentech, he was a Managing Director and Chief Operating Officer of Morgan Stanley Fund Services and before that was a Managing Director and Head of Alternative Fund Services, North America for HSBC. He is currently a Director of Help for Children. Mr. Schultz is a Chartered Accountant and received his Bachelor of Commerce, with Honors, from Queen’s University in Canada. Mr. Schultz’s significant investment, operational and financial expertise make him well qualified to serve as a member of our board of directors.

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

Andrew Kassoy (Director)

Andrew Kassoy has served on our Board of Directors since 2021. Mr. Kassoy is Executive Vice Chair and Co-Founder of B Lab. Prior to co-founding B Lab with Jay Coen Gilbert and Bart Houlahan, Mr. Kassoy spent 16 years in the private equity business; as a Partner at MSD Real Estate Capital, an investment vehicle for Michael Dell, as Managing Director in Credit Suisse First Boston’s Private Equity Department, and as a founding partner of DLJ Real Estate Capital Partners. He is a Board Member of Echoing Green and LabShul. He was a member of the U.S. Working Group of the G8 Social Impact Investing Task Force and a board member of the Freelancers Union. Mr. Kassoy graduated with Distinction from Stanford University where he was a Truman Scholar and President’s Award winner. He is a Henry Crown Fellow at the Aspen Institute. Mr. Kassoy’s significant investment, operational, and financial expertise make him well qualified to serve as a member of our board of directors.

Annette Rodriguez-Ferrer (Director)

Annette Rodriguez-Ferrer has served on our Board of Directors since 2021. Ms. Rodriguez-Ferrer is a Managing Partner and Co-Founder of MKH Capital Partners, a Miami-based private equity firm. Ms. Rodriguez-Ferrer currently serves on the Boards of Fertilitas Ventures and Wax Center Partners and was formerly on the Board of Clean Streak Ventures. Prior to forming MKH Capital Partners, Ms. Rodriguez-Ferrer was a founding Partner at Navab Capital Partners and prior to that, was a Managing Director at Warburg Pincus. While at Warburg, Ms. Rodriguez-Ferrer served on the Boards of Gabe’s, Glansaol, Outset Medical (NASDAQ: OM), Silk Road Medical (NASDAQ: SILK), TriMark, and Wencor Group and was also actively involved with Scotsman Industries, Neiman Marcus and Consolidated Precision Products. Prior to Warburg Pincus, Ms. Rodriguez-Ferrer worked at JPMorgan Partners (nka CCMP Capital), the private equity arm of J.P. Morgan. Ms. Rodriguez-Ferrer currently serves on the Harvard Business School Alumni Board and the Board of New York Professional Advisors for Community Entrepreneurs (“NYPACE”), a non-profit organization, as the Chair of NYPACE’s Governance Committee. Ms. Rodriguez-Ferrer received a BS from the Wharton School at the University of Pennsylvania, magna cum laude, and an MBA from Harvard Business School with distinction.

Board Observers

RRG and Capricorn each have the right to have board observers attend all of the meetings of our board of directors.

Number and Terms of Office of Officers and Directors

We have five directors, with each director holding office until the next annual meeting of stockholders in 2023 or until their successors are duly elected and qualified. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all our officers and, directors as a group.

In the table below, percentage ownership is based on 2,178,988 Class A common stock and 7,906,250 Class B common stock, issued and outstanding as of March 30, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
Sustainable Development Sponsor, LLC (3)	—	—	7,831,250	99.1%
Nicole Neeman Brady	—	—	—	—
Eric Techel	—	—	—	—
Robert Schultz	—	—	—	—%
Kathleen Brown	—	—	25,000	*
Andrew Kassoy	—	—	25,000	*
Annette Rodriguez-Ferrer	—	—	25,000	*
All directors and executive officers as a group (6 individuals)	—	—	75,000	* %
Other 5% Owners (4) (5) (6)	—	—	—	—

*	less than 1%.

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

(4)

According to a Schedule 13G filed on February 14, 2023, 3,108,413 shares were held for the account of funds affiliated with Saba Capital Management, L.P. The principal business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174. However, on March 9, 2023, Saba Capital Management, L.P. confirmed to the Company that, as of March 1, 2023, it no longer had a reportable position in SDAC as a consequence of having tendered shares for redemption in connection with the Extension Amendment.

(5)

According to a Schedule 13G filed on February 10, 2023, 2,250,000 were held for the account of funds affiliated with PEAK6 Capital Management LLC. The principal business office of each of the reporting persons is 141 W. Jackson Blvd, Suite 500, Chicago, IL 60604. However, on March 3, 2023, PEAK6 Capital Management LLC confirmed to the Company that, as of March 1, 2023, it no longer had a reportable position in SDAC as a consequence of having tendered shares for redemption in connection with the Extension Amendment.

(6)

According to a Schedule 13G filed on February 13, 2023, 1,979,728 were held for the account of funds affiliated with Aristeia Capital, L.L.C. The principal business office of each of the reporting persons is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. However, on March 9, 2023, Aristeia Capital, L.L.C. confirmed to the Company that, as of March 1, 2023, it no longer had a reportable position in SDAC as a consequence of having tendered shares for redemption in connection with the Extension Amendment.

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

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. The loan was fully repaid upon the closing of our Initial Public Offering. On August 23, 2022 and December 21, 2022, the Company entered into a $500,000 and $550,000 promissory note agreement (the “Convertible Notes”), respectively, with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $500,000 and $550,000 in funds to be drawn against it, respectively. The Convertible Note does not accrue interest. As of December 31, 2022, the Convertible Notes had the full amounts of $500,000 and $550,000 withdrawn, respectively. No further borrowing is available against the Convertible Notes as of December 31, 2022.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2022 and 2021, totaled approximately $93,972 and $104,000, respectively. The aggregate fees of Marcum related to audit services in connection with our Initial Public Offering totaled approximately $49,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Marcum any audit-related fees.

Tax Fees. We have engaged Marcum for tax services, planning and advice for the years ended December 31, 2022 and 2021, but have totaled approximately $22,660 and $0, respectively.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Sustainable Development Acquisition I Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sustainable Development Acquisition I Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and will be required to liquidate and dissolve if it does not consummate an initial business combination by August 12, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Houston, TX
April
7
, 2023

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets
Cash	$318,932	$1,013,843
Prepaid Expenses	54,418	577,500
Due from related party	8,247	—

Total current assets	381,597	1,591,343
Prepaid expenses – non-current portion	—	54,418
Marketable securities held in Trust Account	320,678,313	316,273,116

Total Assets	$321,059,910	$317,918,877

Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit
Accrued offering costs and expenses	$775,038	$780,704
Promissory note – related party	1,050,000	—
Income Tax Payable	629,701	—
Total current liabilities	2,454,739	780,704
Deferred Tax Liability	215,870	—
Deferred underwriting fee	10,631,250	10,631,250
Warrant liability	1,046,814	14,878,193

Total Liabilities	14,348,673	26,290,147

Commitments and Contingencies
Common stock subject to possible redemption, 0.0001 par value, 31,625,000 stock at redemption value of approximately $10.10 and $10.00 per share at December 31, 2022 and 2021, respectively	319,415,389	316,250,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding at December 31, 2022 and 2021	791	791
Additional paid-in capital	—	—
Accumulated deficit	(12,704,943)	(24,622,061)

Total Stockholders’ Deficit	(12,704,152)	(24,621,270)

Total Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit	$321,059,910	$317,918,877

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021

Operating costs	$2,308,499	$1,713,914

Loss from Operations	(2,308,499)	(1,713,914)

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,405,197	23,116
Offering costs allocated to warrants	—	(1,027,907)
Excess of fair value over cash received for private placement warrants	—	(1,939,600)
Change in fair value of warrant liability	13,831,379	15,140,032

Total other income, net	18,236,576	12,195,641

Income before provision for income taxes	15,928,077	10,481,727
Provision for income taxes	(845,570)	—

Net income	$15,082,507	$10,481,727

Weighted average shares outstanding, Class A common stock subject to possible redemption	31,625,000	28,245,890

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.38	$0.29

Weighted average shares outstanding, Class B common stock	7,906,250	7,796,062

Basic and diluted net income per share, Class B common stock	$0.38	$0.29

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(2,412)	$22,588
Net income	—	—	—	—	—	10,481,727	10,481,727
Stock split for Class B common stock	—	—	718,750	72	(72)	—	—
Remeasurement of common stock subject to possible redemption	—	—	—	—	(24,209)	(35,101,376)	(35,125,585)

Balance as of December 31, 2021	—	—	7,906,250	791	—	(24,622,061	(24,621,270)
Remeasurement of common stock subject to possible redemption	—	—	—	—	—	(3,165,389)	(3,165,389)
Net income	—	—	—	—	—	15,082,507	15,082,507

Balance as of December 31, 2022	—	$—	7,906,250	$791	$—	$(12,704,943)	$(12,704,152)

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income	$15,082,507	$10,481,727
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,405,197)	(23,116)
Offering costs allocated to warrants	—	1,027,907
Excess of fair value over cash received for private placement warrants	—	1,939,600
Change in fair value of warrant liability	(13,831,379)	(15,140,032)
Deferred tax liability	215,870	—
Changes in operating assets and liabilities:
Prepaid assets	577,500	(631,918)
Due from related party	(8,247)	—
Accrued expenses	(5,666)	780,704
Income Tax Payable	629,701	—

Net cash used in operating activities	(1,744,911)	(1,565,128)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(316,250,000)

Net cash used in investing activities	—	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	—	310,175,000
Proceeds from sale of Private Warrants	—	9,325,000
Proceeds from issuance of promissory note to Sponsor	1,050,000	121,228
Payments on promissory issued to Sponsor	—	(136,678)
Payment of deferred offering costs	—	(655,579)
Net cash provided by financing activities	1,050,000	318,828,971

Net change in cash	(694,911)	1,013,843
Cash, beginning of period	1,013,843	—

Cash, end of the period	$318,932	$1,013,843

Supplemental disclosure of cash flow information:
Remeasurement of Class A common stock subject to redemption	2,884,340	35,125,585

Deferred underwriters’ discount payable charged to additional paid-in capital	—	10,631,250

The accompanying notes are an integral part of these financial statements.

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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the net proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by August 12, 2023, subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
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
The Company had only 24 months from February 9, 2021, the closing of the IPO, to complete an initial Business Combination (the “Combination Period”). On February 1, 2023 the Company voted and approved an amendment to the articles of incorporation to extend the Combination Period to August 12, 2023. However, if the Company does not complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
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
The Company is currently in active discussions with an entity regarding a potential Business Combination (the “Potential Business Combination”), but the Company’s board of directors believes that there will not be sufficient time by the August 12, 2023 deadline to complete the Potential Business Combination.
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
Liquidity, Capital Resources and Going Concern
As of December 31, 2022, the Company had approximately $318,932 in its operating bank account and working capital deficit of approximately $1,026,088 (adjusted for amounts available for withdraw from the trust for franchise and income tax obligations).
The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 5). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On August 23, 2022 and December 21, 2022, the Company entered into a $500,000 and $550,000 promissory note agreement (the “Convertible Notes”), respectively, with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $500,000 and $550,000 in funds to be drawn against it, respectively. The Convertible Note does not accrue interest. As of December 31, 2022, the Convertible Notes had the full amounts of $500,000 and $550,000 withdrawn, respectively. No further borrowing is available against the Convertible Notes as of December 31, 2022.
If the Company does not consummate an initial business combination by August 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company whi
c
h has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
have any cash equivalents as of December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
As of December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. The Company accounts for its investments within the Trust Account under ASC 320 “Investments – Debt Securities.” Under ASC 320, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information (see Note 8). During the period ended December 31, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2022 and 2021 is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(18,753,625)
Class A common stock issuance costs	(16,371,960)
Plus:
Remeasurement of carrying value to redemption value	35,125,585

Class A common stock subject to possible redemption a s of December 31, 2021	$316,250,000
Plus:
Remeasurement of carrying value to redemption value	3,165,389

Class A common stock subject to possible redemption a s of December 31, 2022	$319,415,389

Share Based Compensation
The Company complies with ASC Topic 718 “Compensation - Stock Compensation” regarding interests in founder shares transferred by the Sponsor to directors of the Company as compensation, which are described in Note 5.
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
As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
Class A Common Stock
Net income allocable to Class A common stock	$12,066,006	$8,214,475

Basic and diluted weighted average shares outstanding	31,625,000	28,245,890

Basic and diluted net income per common share	$0.38	$0.29

Class B Common Stock
Net income allocable to Class B common stock	$3,016,501	$2,267,252

Basic and diluted weighted average shares outstanding	7,906,250	7,796,062

Basic and diluted net income per common share	$0.38	$0.29

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “ 30 -day redemption period”) to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock for any
20
 trading days within
a
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $
18.00
 per share (as adjusted for stock
sub-divisions,
stock capitalizations, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at
$
0.10
 per warrant upon a minimum
of
30
 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the “fair market value” of the Class A common stock (as defined below in the immediately following paragraph) except as otherwise described below;

•	if, and only if, the Reference Value equals or exceeds $ 10.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like); and

•
if the Reference Value is less than $
18.00
 per share (as adjusted for stock
sub-divisions,
stock capitalizations, reorganizations, recapitalizations and the like), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

If a

registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the
60
th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section
3
(a)
(9)
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
On August 23, 2022, the Company entered into a $500,000 promissory note (the “Convertible Note”) agreement with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $500,000 in funds to be drawn against it. The Convertible Note does not accrue interest. At December 31, 2022, $500,000 was outstanding from this Convertible Note. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the statements of operations.
On December 21, 2022, the Company entered into a $550,000 promissory note (the “Convertible Note”) agreement with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $550,000 in funds to be drawn against it. The Convertible Note does not accrue interest. At December 31, 2022, $550,000 was outstanding from this Convertible Note. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the statements of operations.
At December 31, 2022 and 2021, other than the Convertible Notes described above, there was no outstanding balance on the Working Capital Loans.
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
NOTE 7 - STOCKHOLDERS’ DEFICIT
Preferred Stock
- The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares issued and outstanding, excluding 31,625,000 shares subject to possible redemption.
Class
 B Common stock
- The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were 7,906,250 shares issued and outstanding.
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

NOTE 8 - FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$320,678,313	$320,678,313	$—	$—

Liabilities:
Public Warrants Liability	$632,500	$632,500	$—	$—
Private Placement Warrants Liability	414,314	—	—	414,314

	$1,046,814	$632,500	$—	$414,314

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$316,273,116	$316,273,116	$—	$—

Liabilities:
Public Warrants Liability	$9,327,794	$9,327,794	$—	$—
Private Placement Warrants Liability	5,550,399	—	—	5,550,399

	$14,878,193	$9,327,794	$—	$5,550,399

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of December 31, 2022 and 2021, due to the use of unobservable inputs. The transfer from Level 3 to Level 1 for the Public Warrants occurred on March 31, 2021 due to the use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the year ended December 31, 2022 and 2021:

Fair Value at January 1, 2022	$5,550,399
Change in fair value of public and private warrants	(5,136,085)

Fair Value of private warrants at December 31, 2022	$414,314

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	30,018,225
Change in fair value of public and private warrants	(13,557,201)
Public Warrants reclassified to Level 1	(10,910,625)
Fair Value of private warrants at December 31, 2021	$5,550,399

The key inputs into the Monte Carlo simulation as of December 31, 2022 and 2021 were as follows:

Inputs	December 31, 2022	December 31, 2021

Risk-free interest rate	4.74%	1.32%
Expected term remaining (years)	0.89	5.60
Expected volatility	7.8%	10.7%
Stock price	$10.06	$9.74
NOTE 9 - INCOME TAX
The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$757,852	$318,341
Unrealized gain/loss	(215,870)	—
Federal net operating loss	—	37,146

Total deferred tax asset (liability)	541,982	355,487
Valuation allowance	(757,852)	(355,487)

Deferred tax asset (liability), net of allowance	$(215,870)	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$629,700	$—
Deferred	(186,495)	(354,980)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	402,365	354,980

Income tax provision	$845,570	$—

The Company’s federal net operating loss carryforward as of December 31, 2022 and 2021 amounted to $0 and $177,734 and will be carried forward indefinitely.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $402,365 and $354,980, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate are as follows:

	December 31, 2022	December 31, 2021

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(18.2)	(24.4)
Transaction costs allocated to warrants	—	—
Fair value of private warrant liability in excess of proceeds	—	—
Change in valuation allowance	2.5	3.4

Income tax provision	5.3%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities, since inception.
NOTE 10 - SUBSEQUENT EVENTS
The Company evaluated subsequent events
an
d transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company, other than the below, did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 1, 2023, stockholders of the Company held a special meeting of stockholders (the “Special Meeting”), where the stockholders of the Company approved an amendment (the “Extension Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more business es, whi
ch we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100
% of the
Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on February 9, 2021 from February 4, 2023 to August 12, 2023. The Company filed the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2023.
In connection with the votes to approve the Extension Amendment, 29,446,012 shares of common stock of the Company were tendered for redemption at a per-share price of $10.125. As such, approximately 93.11% of the public shares were redeemed and approximately 6.89% of the public shares remain outstanding. The Class A common stock was redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (net of franc hise
and income taxes payable), divided by the number of then outstanding Class A common stock.

EXHIBIT INDEX

Exhibit Number	Description of exhibit

3.1	Form of Amended and Restated Certificate of Incorporation (2)

3.2	Amendment to Amended and Restated Certificate of Incorporation (5)

3.3	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, dated February 4, 2021, between Continental Stock Transfer & Trust Company and the Company (1)

4.5*	Description of Securities

10.1	Letter Agreement, dated February 4, 2021, among the Company, the Sponsor each member of the Sponsor, each of the Company’s executive officers and directors and certain consultants of the Company (1)

10.2	Investment Management Trust Agreement, dated February 4, 2021, between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Founder Shares Subscription Agreement, dated December 19, 2020, between the Registrant and Sustainable Development Sponsor, LLC (2)

10.4	Warrant Purchase Agreement, dated February 4, 2021, between the Company and the Sponsor (1)

10.5	Registration and Stockholder Rights Agreement, dated February 4, 2021, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (1)

10.6	Form of Indemnification Agreement (1)

10.7	Promissory Note issued in favor of Sustainable Development Sponsor, LLC, dated December 19, 2020 (2)

10.8	Promissory Note issued in favor of Sustainable Development Sponsor, LLC, dated August 23, 2022 (3)

10.9	Promissory Note issued in favor of Sustainable Development Sponsor, LLC, dated December 21, 2022 (4)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Form S-1 (File No. 333-252161) initially filed on January 15, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 23, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 21, 2022 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 07, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of April, 2023.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

By:	/s/ Nicole Neeman Brady
Name: Nicole Neeman Brady
Title: Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicole Neeman Brady Nicole Neeman Brady	Chairman, Chief Executive Officer (Principal Executive Officer)	April 7, 2023

/s/ Eric Techel Eric Techel	Chief Financial Officer (Principal Financial and Accounting Officer)	April 7, 2023

/s/ Robert Shultz Robert Schultz	Chair of the Board of Directors	April 7, 2023

/s/ Kathleen Brown	Director	April 7, 2023
Kathleen Brown

/s/ Andrew Kassoy	Director	April 7, 2023
Andrew Kassoy

/s/ Annette Rodriguez-Ferrer	Director	April 7, 2023
Annette Rodriguez-Ferrer