Form 10-Q
period 2023-03-31
Sustainable Development Acquisition I Corp.
filed 2023-05-24
CIK 1837248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
24
, 2023, there were 2,178,988 Class A common stock, $0.0001 par value and 7,906,250 Class B, $0.0001 par value, issued and outstanding.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS
SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets
Cash	$1,109,593	$318,932
Prepaid Expenses	266,516	54,418
Due from related party	8,247	8,247

Total current assets	1,384,356	381,597
Cash and marketable securities held in Trust Account	22,512,356	320,678,313

Total Assets	$23,896,712	$321,059,910

Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit
Accrued offering costs and expenses	$1,914,319	$775,038
Promissory note – related party	1,050,000	1,050,000
Income Tax Payable	1,159,137	629,701
Excise tax liability	2,981,479	—

Total current liabilities	7,104,935	2,454,739

Deferred Tax Liability	—	215,870
Deferred underwriting fee	10,631,250	10,631,250
Warrant liability	2,529,540	1,046,814

Total Liabilities	20,265,725	14,348,673

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value, 2,178,988 and 31,625,000 stock at redemption value of approximately $10.30 and $10.00 per share at March 31, 2023 and December 31, 2022, respectively	22,447,083	319,415,389
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding at March 31, 2023 and December 31, 2022	791	791
Additional paid-in capital	—	—
Accumulated deficit	(18,816,887)	(12,704,943)

Total Stockholders’ Deficit	(18,816,096)	(12,704,152)

Total Liabilities, Common Stock Subject to Redemption, and Stockholders’ Deficit	$23,896,712	$321,059,910

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$1,677,292	$331,421

Loss from Operations	(1,677,292)	(331,421)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,522,724	7,799
Offering costs allocated to warrants	—	—
Excess of fair value over cash received for private placement warrants	—	—
Change in fair value of warrant liability	(1,482,727)	7,314,909

Total other income, net	39,997	7,322,708

(Loss) Income before provision for income taxes	(1,637,295)	6,991,287
Provision for income taxes	(313,566)	—

Net (loss) income	$(1,950,861)	$6,991,287

Weighted average shares outstanding, Class A common stock	12,321,503	31,625,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.10)	$0.18

Weighted average shares outstanding, Class B common stock	7,906,250	7,906,250

Basic and diluted net (loss) income per share, Class B common stock	$(0.10)	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Stock	Amount	Stock	Amount
Balance as of December 31, 2022	—	$—	7,906,250	$791	$—	$(12,704,943)	$(12,704,152)
Remeasurement of common stock subject to possible redemption	—	—	—	—	—	(1,179,604)	(1,179,604)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(2,981,479)	(2,981,479)
Net loss	—	—	—	—	—	(1,950,861)	(1,950,861)

Balance as of March 31, 2023	—	$—	7,906,250	$791	$—	$(18,816,887)	$(18,816,096)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Stock	Amount	Stock	Amount
Balance as of December 31, 2021	—	$—	7,906,250	$791	$—	$(24,622,061)	$(24,621,270)
Net income	—	—	—	—	—	6,991,287	6,991,287

Balance as of March 31, 2022	—	$—	7,906,250	$791	$—	$(17,630,774)	$(17,629,983)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,950,861)	$6,991,287
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,522,724)	(7,799)
Offering costs allocated to warrants	—	—
Deferred tax liability	(215,870)	—
Change in fair value of warrant liability	1,482,727	(7,314,909)
Changes in operating assets and liabilities:
Prepaid expenses	(212,098)	68,736
Due from related party	—	—
Accrued expenses	1,139,281	(441,860)
Income Tax Payable	529,436	—

Net cash used in operating activities	(750,109)	(704,545)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax obligations	1,540,770	—
Cash withdrawn from Trust Account in connection with redemption	298,147,910	—

Net cash provided by investing activities	299,688,680	—

Cash Flows from Financing Activities:
Redemption of common stock	(298,147,910)	—

Net cash used in financing activities	(298,147,910)	—

Net change in cash	790,661	(704,545)
Cash, beginning of period	318,932	1,013,843

Cash, end of the period	$1,109,593	$309,298

Supplemental disclosure of cash flow information:
Accretion of Class A stock subject to redemption	$1,179,604	$—

Excise tax accrued for common stock redemptions	$2,981,479	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE DEVELOPMENT ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
On February 1, 2023, stockholders of the Company held a special meeting of stockholders (the “Special Meeting”), where the stockholders of the Company approved an amendment (the “Extension Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on February 9, 2021 from February 4, 2023 to August 12, 2023. The Company filed the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2023.
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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services tendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.
Liquidity, Capital Resources and Going Concern
As of March 31, 2023, the Company had $1,109,593 in its operating bank account and working capital deficit of $5,655,306 (adjusted for amounts available for withdraw from the trust for franchise and income tax obligations).
The Company’s liquidity needs up to February 9, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $136,678 (see Note 5). The promissory note from the Sponsor was outstanding at February 9, 2021, and paid in full as of February 11, 2021 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On August 23, 2022 and December 21, 2022, the Company entered into a $500,000 and $550,000 promissory note agreement (the “Convertible Notes”), respectively, with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $500,000 and $550,000 in funds to be drawn against it, respectively. The Convertible Note does not accrue interest. As of December 31, 2022, the Convertible Notes had the full amounts of $500,000 and $550,000 withdrawn, respectively. No further borrowing is available against the Convertible Notes as of March 31, 2023.
If the Company does not consummate an initial business combination by August 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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

Note 2 – Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Cash and Marketable Securities Held in Trust Account
As of March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and money market funds which invest in U.S. Treasury securities, respectively. The Company accounts for its investments within the Trust Account under ASC 320 “Investments – Debt Securities.” Under ASC 320, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information (see Note 8). During the period ended March 31, 2023, the Company withdrew an amount of $
299,688,680 in the interest income from the Trust Account to pay its tax obligations and redeem public shares tendered for redemption in connection with the Extension Amendment. During the period ended December 31, 2022, the Company did not withdraw any amount of the interest income from the Trust Account.
Warrant Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4 and Note 8) in accordance with Accounting Standards Codification (“ASC”)
815-40,
“Derivatives and Hedging—Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of the change.

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of
ASC340-10-S99-1.
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering.
Common Stock Subject to Possible Redemption
All of the 31,625,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
In connection with the votes to approve the Extension Amendment, 29,446,012 shares of common stock of the Company were tendered for redemption at a per-share
price of $10.125. As such, approximately 93.11% of the public shares were redeemed and approximately 6.89% of the public shares remain outstanding. This resulted in a redemption from trust in the amount of $298,147,910.
The Class A common stock subject to possible redemption reflected on the balance sheet as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(18,753,625)
Class A common stock issuance costs	(16,371,960)
Plus:
Remeasurement of carrying value to redemption value	35,125,585
Class A common stock subject to possible redemption as of December 31, 2021	$316,250,000
Plus:
Remeasurement of carrying value to redemption value	3,165,389
Class A common stock subject to possible redemption as of December 31, 2022	$319,415,389
Less:
Redemption of Class A common stock	(298,147,910)
Plus:
Remeasurement of carrying value to redemption value	1,179,604
Class A common stock subject to possible redemption as of March 31, 2023	$22,447,083
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
As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
Our effective tax rate was (19)% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and December 31, 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Net (loss) Income Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,137,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net (loss) income per common share for the years presented.
Basic and diluted net (loss) income per common share for Class A common stock and Class B common stock is calculated by dividing net (loss) income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.
Reconciliation of Net (loss) Income per Share
The Company’s net income is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net (loss) income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted (loss) income per common share is calculated as follows:

	For the Three Months Ended March 31,
	2023	2022
Class A Common Stock
Net (loss) income allocable to Class A common stock	$(1,188,345)	$5,593,030

Basic and diluted weighted average shares outstanding	12,321,503	31,625,000

Basic and diluted net (loss) income per common share	$(0.10)	$0.18

Class B Common Stock
Net (loss) income allocable to Class B common stock	$(762,516)	$1,398,257

Basic and diluted weighted average shares outstanding	7,906,250	7,906,250

Basic and diluted net (loss) income per common share	$(0.10)	$0.18

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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

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

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like); and

•
if the Reference Value is less than $18.00 per share (as adjusted for stock sub-divisions,
stock capitalizations, reorganizations, recapitalizations and the like), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9)of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of the Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant. The “fair market value” as used in this paragraph shall mean the average last reported sale price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares (subject to certain limited exceptions) until the earlier to occur of (i) one year after the completion of the Company’s initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property (the
“Lock-up”).Notwithstanding
the foregoing, if (A) the last reported sales price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination or (B) the Company consummates a transaction after the initial Business Combination which results in its stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the
Lock-up.
Promissory Note—Related Party
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
At March 31, 2023 and December 31, 2022, other than the Convertible Notes described above, there was no outstanding balance on the Working Capital Loans.
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
Excise Tax
In connection with the vote to approve the Charter Amendment Proposal, holders of 29,446,012 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of approximately $298,147,910. As such the Company has recorded a 1% excise tax liability in the amount of $2,981,479 on the condensed balance sheets as of March 31, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.
NOTE 7 - STOCKHOLDERS’ DEFICIT
Preferred Stock
- The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 2,178,988 and 31,625,000 shares subject to possible redemption, respectively.
In connection with the votes to approve the Extension Amendment, 29,446,012 shares of common stock of the Company were tendered for redemption at a per-share
price of $10.125. As such, approximately 93.11% of the public shares were redeemed and approximately 6.89% of the public shares remain outstanding. This resulted in a redemption from trust in the amount of $298,147,910.
Class
 B Common stock
- The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 7,906,250 shares issued and outstanding.
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

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Company’s initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Proposed Public Offering, plus the total number of shares of Class A common stock issued, or dee
m
ed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis.
Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stock ho
lders, with each share of common stock entitling the holder to one vote except as required by law.
NOTE 8 - FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants Liability	$1,552,787	$1,552,787	$—	$—
Private Placement Warrants Liability	976,753	—	—	976,753
	$2,529,540	$1,552,787	$—	$976,753

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$320,678,313	$320,678,313	$—	$—
Liabilities:
Public Warrants Liability	$632,500	$632,500	$—	$—
Private Placement Warrants Liability	414,314	—	—	414,314
	$1,046,814	$632,500	$—	$414,314
The Warrants are accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Company established the initial fair value of the Public Warrants and Private Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of March 31, 2023 and December 31, 2022, due to the use of unobservable inputs. The transfer from Level 3 to Level 1 for the Public Warrants occurred on March 31, 2021 due to the use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the period ended March 31, 2023 and December 31, 2022:

Fair Value at January 1, 2022	$5,550,399
Change in fair value of private warrants	(5,136,085)
Fair Value of private warrants at December 31, 2022	$414,314
Change in fair value of private warrants	562,439
Fair Value of private warrants at March 31, 2023	$976,753

The key inputs into the Monte Carlo simulation as of March 31, 2023 and December 31, 2022 were as follows:

Inputs	December 31, 2022	March 31, 2023
Risk-free interest rate	4.74%	4.52%
Expected term remaining (years)	0.89	1.21
Expected volatility	7.8%	8.0%
Stock price	$10.06	$10.09
NOTE 9 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any, other than the below, subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 10, 2023, BofA Securities Inc. (“BofA”) notified the Company that BoFa waives its entitlement to the payment of its portion of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 10, 2023, BofA Securities Inc. (“BofA”) notified the Company that BoFa waives its entitlement to the payment of its portion of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.

Results of Operations

For the three months ended March 31, 2023, we had a net loss of approximately $2.0 million, which included a loss from the change in fair value of warrant liabilities of $1.5 million, a loss from operations of $1.7 million and an income tax provision of $0.3 million, partially offset by interest income on cash and marketable securities of $1.5 million.

For the three months ended March 31, 2022, we had a net income of approximately $7.0 million, which included a loss from operations of $0.3 million, and a gain from the change in fair value of warrant liabilities of $7.3 million.

Our business activities from inception to March 31, 2023 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

For the three months ended March 31, 2023, net cash used in operating activities was approximately $0.8 million.

For the three months ended March 31, 2022, net cash used in operating activities was approximately $0.7 million.

At March 31, 2023, we had cash held in the Trust Account of $22,512,356. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. During the period ended March 31, 2023, the Company did withdrew an amount of $299,688,680 in the interest income from the Trust Account to pay its tax obligations and in connection with redemption. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $1,109,593 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the price of $1.00 per warrant at the option of the lender. On August 23, 2022, the Company entered into a $500,000 promissory note agreement with the Sponsor. The note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The note provides up to $500,000 in funds to be drawn against it. The note does not accrue interest. At December 31, 2022, $500,000 was outstanding from this Convertible Note. On December 21, 2022, the Company entered into a $550,000 promissory note (the “Convertible Note”) agreement with the Sponsor. The Convertible Note is payable upon the consummation of initial business combination or convertible into warrants at a price of $1.00 at the Sponsor’s discretion. The Convertible Note provides up to $550,000 in funds to be drawn against it. The Convertible Note does not accrue interest. At December 31, 2022, $550,000 was outstanding from this Convertible Note. At March 31, 2023 and December 31, 2022, other than the Convertible Notes described above, there was no outstanding balance on the Working Capital Loans.

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

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through March 31, 2023, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering, and searching for a target business. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the previous material weakness in our internal control over financial reporting related to accounting for complex financial instruments described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our February 9, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. Additionally, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our Chief Executive Officer and Chief Financial Officer believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 9, 2021, we consummated our Initial Public Offering of 31,625,000 Units, including 4,125,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units. In connection with the votes to approve the Extension Amendment (as defined above), 29,446,012 shares of common stock of the Company were tendered for redemption at a per-share price of $10.125. There has otherwise been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed with the SEC.

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

Sustainable Development Acquisition I Corp.

Date: May 24, 2023		/s/ Nicole Neeman Brady
	Name:	Nicole Neeman Brady
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 24, 2023		/s/ Eric Techel
	Name:	Eric Techel
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)